Form 10-Q
period 2001-06-30
ATRIUM CORP
filed 2001-08-14
CIK 1036538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

           COMMISSION FILE NUMBER: 333-54122

                            ------------------------

                               ATRIUM CORPORATION

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2814598
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

   1341 W. MOCKINGBIRD LANE, SUITE 1200W, DALLAS, TEXAS 75247, (214) 630-5757

   (Address of principal executive offices, including zip code and telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ATRIUM CORPORATION
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

       Consolidated Balance Sheets as of June 30, 2001 and
      December 31, 2000.....................................       3

       Consolidated Statements of Operations for the Three
      Months Ended June 30, 2001
         and 2000...........................................       4

       Consolidated Statements of Operations for the Six
      Months Ended June 30, 2001 and
         2000...............................................       5

       Consolidated Statement of Stockholders' Equity for
      the Six Months Ended June 30,
         2001...............................................       6

       Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 2001 and
         2000...............................................       7

       Notes to Consolidated Financial Statements...........    8-14

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of
         Operations.........................................   15-18

Item 3. Quantitative and Qualitative Disclosures about
Market Risk.................................................   18-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................      20

Items 2, 3, 4 and 5 are not applicable

Item 6. Exhibits and Reports on Form 8-K....................      20

Signatures..................................................      21

Exhibit Index...............................................      21

                               ATRIUM CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,437      $  4,646
  Accounts receivable, net..................................      64,614        51,239
  Inventories...............................................      46,197        45,955
  Prepaid expenses and other current assets.................       3,243         2,958
  Deferred tax asset........................................         857         1,734
                                                                --------      --------
    Total current assets....................................     117,348       106,532
PROPERTY, PLANT AND EQUIPMENT, net..........................      58,550        54,640
GOODWILL, net...............................................     350,847       356,674
DEFERRED FINANCING COSTS, net...............................      20,251        20,308
OTHER ASSETS................................................       8,657         7,579
                                                                --------      --------
    Total assets............................................    $555,653      $545,733
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..........................    $  6,072      $  6,211
  Accounts payable..........................................      38,113        28,482
  Accrued liabilities.......................................      27,626        33,104
                                                                --------      --------
    Total current liabilities...............................      71,811        67,797
                                                                --------      --------
LONG-TERM LIABILITIES:
  Notes payable.............................................     373,379       371,293
  Deferred tax liability....................................         857         1,734
  Other long-term liabilities...............................         985         1,325
  Swaps contract liability..................................       5,425            --
                                                                --------      --------
    Total long-term liabilities.............................     380,646       374,352
                                                                --------      --------
    Total liabilities.......................................     452,457       442,149
                                                                --------      --------
COMMON STOCK SUBJECT TO MANDATORY REDEMPTION................      15,608            --
                                                                --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value, 245,000,000 shares authorized and 170,497,320 shares issued and outstanding at
    June 30, 2001, 245,000,000 shares authorized and
    162,766,662 shares issued and outstanding at
    December 31, 2000.......................................       1,705         1,627
  Paid-in capital...........................................     178,848       168,901
  Retained earnings (accumulated deficit)...................     (87,704)      (82,552)
  Accumulated other comprehensive income (loss).............      (5,261)           --
                                                                --------      --------
    Total stockholders' equity..............................      87,588        87,976
                                                                --------      --------
      Total liabilities and stockholders' equity............    $555,653      $545,733
                                                                ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $143,810   $136,291
COST OF GOODS SOLD..........................................    97,726    103,472
                                                              --------   --------
  Gross profit..............................................    46,084     32,819
                                                              --------   --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...    29,459     32,697
Stock compensation expense..................................       568         --
Amortization expense........................................     3,598      2,262
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    33,625     34,959
Special charges.............................................       139     25,584
                                                              --------   --------
                                                                33,764     60,543
                                                              --------   --------
  Income (loss) from operations.............................    12,320    (27,724)
INTEREST EXPENSE............................................    11,400      9,812
OTHER INCOME (EXPENSE), net.................................       (78)       601
                                                              --------   --------
  Income (loss) before income taxes.........................       842    (36,935)
PROVISION (BENEFIT) FOR INCOME TAXES........................       296     (7,553)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $    546   $(29,382)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
NET SALES...................................................  $256,112   $270,074
COST OF GOODS SOLD..........................................   173,800    200,177
                                                              --------   --------
  Gross profit..............................................    82,312     69,897
                                                              --------   --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization expense)...    55,839     63,785
Stock compensation expense..................................       713         --
Amortization expense........................................     7,133      4,609
                                                              --------   --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES......    63,685     68,394
Special charges.............................................       139     25,584
                                                              --------   --------
                                                                63,824     93,978
                                                              --------   --------
  Income (loss) from operations.............................    18,488    (24,081)
INTEREST EXPENSE............................................    23,196     19,409
OTHER INCOME, net...........................................        66        833
                                                              --------   --------
  Income (loss) before income taxes.........................    (4,642)   (42,657)
PROVISION (BENEFIT) FOR INCOME TAXES........................       510     (9,157)
                                                              --------   --------
NET INCOME (LOSS)...........................................  $ (5,152)  $(33,500)
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   RETAINED      ACCUMULATED
                                                 CLASS A STOCK                     EARNINGS         OTHER           TOTAL
                                             ----------------------   PAID-IN    (ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                               SHARES       AMOUNT    CAPITAL      DEFICIT)     INCOME (LOSS)      EQUITY
                                             -----------   --------   --------   ------------   -------------   -------------
Balance, December 31, 2000.................  162,766,552    $1,627    $168,901     $(82,552)       $    --         $ 87,976
                                             -----------    ------    --------     --------        -------         --------
  Comprehensive income (loss):
    Net loss...............................           --        --          --       (5,152)            --           (5,152)
    Cumulative effect of change in
      accounting principle, net of tax of
      $0 (adoption of SFAS 133--see
      note 2)..............................           --        --          --           --         (2,319)          (2,319)
    Net fair market value adjustment of
      derivative instruments, net of tax of
      $0...................................           --        --          --           --         (2,778)          (2,778)
    Accretion of deferred gain on
      terminated interest rate collars.....           --        --          --           --           (164)            (164)
                                             -----------    ------    --------     --------        -------         --------
    Comprehensive income (loss)............           --        --          --       (5,152)        (5,261)         (10,413)
  Issuance of Class A shares...............    7,730,768        78       9,972           --             --           10,050
  Stock option compensation................           --        --         (25)          --             --              (25)
                                             -----------    ------    --------     --------        -------         --------
Balance, June 30, 2001.....................  170,497,320    $1,705    $178,848     $(87,704)       $(5,261)        $ 87,588
                                             ===========    ======    ========     ========        =======         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (5,152)  $(33,500)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    11,861      7,806
    Amortization of deferred financing costs................     1,473      1,125
    Accretion of discount on senior subordinated notes......        89         81
    Accretion of discount notes.............................        --      1,680
    Accretion of Senior PIK notes and related discount......     3,489         --
    Accretion of gain from interest rate collars............      (164)      (164)
    Amortization of gain from sale/leaseback of building....        (3)        --
    Gain on sales of assets.................................       (11)      (251)
    Gain on sale of equity securities.......................        --       (507)
    Write-down of assets....................................        --     33,522
    Stock compensation expense..............................       (25)        --
    Provision for bad debts.................................       444        439
    Deferred tax provision (benefit)........................        --     (9,890)
    Changes in assets and liabilities:
      Accounts receivable...................................   (13,818)    (3,421)
      Inventories...........................................      (241)   (12,142)
      Prepaid expenses and other current assets.............      (336)     4,135
      Accounts payable......................................     5,483      6,316
      Accrued liabilities...................................    (5,488)    (4,457)
                                                              --------   --------
        Net cash used in operating activities...............    (2,399)    (9,228)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................    (8,669)    (4,318)
  Proceeds from sales of assets.............................        42      1,876
  Proceeds from sale of equity securities...................        --        620
  Increase in other assets..................................    (2,384)    (2,558)
                                                              --------   --------
        Net cash used in investing activities...............   (11,011)    (4,380)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility............     1,500     10,230
  Scheduled principal payments on term loans................    (2,980)    (1,000)
  Issuance of common stock..................................    10,050        500
  Repurchase of stock options...............................        --       (173)
  Payments of other notes payable...........................      (152)      (161)
  Increase in checks drawn in excess of book balances.......     4,149      6,609
  Capitalized deferred financing costs......................    (1,366)      (428)
                                                              --------   --------
        Net cash provided by financing activities...........    11,201     15,577
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,209)     1,969
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     4,646      1,294
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  2,437   $  3,263
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               ATRIUM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

    Atrium Corporation ("Atrium Corporation") is engaged in the manufacture and sale of windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. ("Atrium Companies").

    The unaudited consolidated financial statements of Atrium Corporation for the three months and six months ended June 30, 2001 and 2000, and financial position as of June 30, 2001 and December 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These consolidated financial statements and footnotes should be read in conjunction with Atrium Corporation's audited financial statements for the fiscal year ended December 31, 2000 included in the Form S-4 as filed with the Securities and Exchange Commission on May 17, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Atrium Corporation will comply with the provisions of SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 8.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    Atrium Corporation is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

PRO FORMA RESULTS

    The statement of operations for 2000 only includes the operations of certain acquisitions and divestitures from the date they were acquired or divested by Atrium Companies. The Ellison Company, Inc.'s Windows and Doors Division and Ellison Extrusion Systems, Inc. (collectively "Ellison") are included since their date of acquisition, October 25, 2000, and the Wing Industries, Inc. ("Wing") and Atrium Wood Patio Door ("Wood") divestitures are excluded since their dispositions on August 25, 2000 and August 30, 2000, respectively.

    The following unaudited pro forma information presents consolidated operating results as though the acquisition of Ellison (see note 3) and the divestitures of the Wing and Wood divisions (see note 8) had occurred at the beginning of the periods presented. For the three and six month periods ended June 30, 2001, there is no difference between the actual and pro forma information because the acquisitions have been included in operations for the full period and the divestitures have been excluded from operations for the full period.

                                                           SIX MONTHS              SIX MONTHS
                                                              ENDED                   ENDED
                                                          JUNE 30, 2001           JUNE 30, 2000
                                                          -------------      -----------------------
                                                             ACTUAL           ACTUAL       PRO FORMA
                                                          -------------      --------      ---------
NET SALES...............................................    $256,112         $270,074      $240,797
COST OF GOODS SOLD......................................     173,800          200,177       158,243
                                                            --------         --------      --------
  Gross profit..........................................      82,312           69,897        82,554
                                                            --------         --------      --------
OPERATING EXPENSES:
Selling, delivery, general and administrative Expenses
  (excluding stock compensation and amortization
  expense)..............................................      55,839           63,785        54,364
Stock compensation expense..............................         713               --            --
Amortization expense....................................       7,133            4,609         7,133
                                                            --------         --------      --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................................      63,685           68,394        61,497
Special charges.........................................         139           25,584            --
                                                            --------         --------      --------
                                                              63,824           93,978        61,497
                                                            --------         --------      --------
  Income (loss) from operations.........................      18,488          (24,081)       21,057
INTEREST EXPENSE........................................      23,196           19,409        23,196
OTHER INCOME, net.......................................          66              833           678
                                                            --------         --------      --------
  Income (loss) before income taxes.....................      (4,642)         (42,657)       (1,461)
PROVISION (BENEFIT) FOR INCOME TAXES....................         510           (9,157)       (7,203)
                                                            --------         --------      --------
NET INCOME (LOSS).......................................    $ (5,152)        $(33,500)     $  5,742
                                                            ========         ========      ========
Other Information:
Depreciation expense....................................    $  4,728         $  3,197      $  3,821
                                                            ========         ========      ========
Ellison corporate service charge........................    $     --         $     --      $    875
                                                            ========         ========      ========

                                                          THREE MONTHS            THREE MONTHS
                                                              ENDED                   ENDED
                                                          JUNE 30, 2001           JUNE 30, 2000
                                                          -------------      -----------------------
                                                             ACTUAL           ACTUAL       PRO FORMA
                                                          -------------      --------      ---------
NET SALES...............................................    $143,810         $136,291      $131,051
COST OF GOODS SOLD......................................      97,726          103,472        84,820
                                                            --------         --------      --------
  Gross profit..........................................      46,084           32,819        46,231
                                                            --------         --------      --------
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses
  (excluding stock compensation and amortization
  expense)..............................................      29,459           32,697        27,322
Stock compensation expense..............................         568               --            --
Amortization expense....................................       3,598            2,262         3,598
                                                            --------         --------      --------
SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
  EXPENSES..............................................      33,625           34,959        30,920
Special charges.........................................         139           25,584            --
                                                            --------         --------      --------
                                                              33,764           60,543        30,920
                                                            --------         --------      --------
  Income (loss) from operations.........................      12,320          (27,724)       15,311
INTEREST EXPENSE........................................      11,400            9,812        11,400
OTHER INCOME, net.......................................         (78)             601           496
                                                            --------         --------      --------
  Income (loss) before income taxes.....................         842          (36,935)        4,407
PROVISION (BENEFIT) FOR INCOME TAXES....................         296           (7,553)       (5,850)
                                                            --------         --------      --------
NET INCOME (LOSS).......................................    $    546         $(29,382)     $ 10,257
                                                            ========         ========      ========
Other Information:
Depreciation expense....................................    $  2,476         $  1,611      $  1,932
                                                            ========         ========      ========
Ellison corporate service charge........................    $     --         $     --      $    536
                                                            ========         ========      ========

2. ADOPTION OF SFAS NO. 133--ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
  ACTIVITIES:

    Atrium Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, Atrium Corporation recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate swaps. There is no income tax effect considering there is a full valuation allowance against deferred tax assets.

    At June 30, 2001, the fair-value of the hedging instruments is a liability of $5,425 and is included in other comprehensive income and long-term liabilities.

    Atrium Corporation is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    Atrium Companies, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, the Atrium Atrium Companies had $141,900 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 2 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Atrium Companies enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of June 30, 2001, all hedges outstanding were highly effective.

    Atrium Corporation formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to
(1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. Atrium Corporation also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, Atrium Corporation discontinues hedge accounting prospectively, as discussed below.

    Atrium Corporation discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When Atrium Corporation discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Atrium Corporation will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

3. INVENTORIES:

    Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Raw materials...............................................  $32,170       $31,785
Work-in-process.............................................    1,233           671
Finished goods..............................................   13,336        14,312
                                                              -------       -------
                                                               46,739        46,768
LIFO reserve................................................     (542)         (813)
                                                              -------       -------
                                                              $46,197       $45,955
                                                              =======       =======

4. NOTES PAYABLE:

    Notes payable consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Revolving credit facility...................................  $ 20,500     $ 19,000
Term loan A.................................................    11,210       13,070
Term loan B.................................................    69,160       69,720
Term loan C.................................................    80,090       80,650
Senior subordinated notes...................................   175,000      175,000
Senior Pay-In-Kind notes....................................    40,333       37,519
Other.......................................................       127          279
                                                              --------     --------
                                                               396,420      395,238
Less:
Unamortized debt discount (PIK notes).......................   (14,688)     (15,363)
Unamortized debt discount (Senior notes)....................    (2,281)      (2,371)
Current portion of notes payable............................    (6,072)      (6,211)
                                                              --------     --------
Long-term debt..............................................  $373,379     $371,293
                                                              ========     ========

    The Credit Agreement requires the Atrium Companies to meet certain financial tests pertaining to, interest coverage, fixed charge coverage and leverage. On May 15, 2001 and July 20, 2001, Atrium Companies amended its Credit Agreement with Amendments No. 1 and No. 2, and on June 29, 2001, Atrium Corporation amended its Purchase Agreement for the Senior Pay-In-Kind Notes (collectively "the Amendments"). The Amendments allow for certain changes to the financial covenants and permit Atrium Corporation and Atrium Companies to enter into certain transactions including an accounts receivable securitization and the sale of specific assets. As of June 30, 2001, Atrium Corporation and Atrium Companies were in compliance with all related covenants.

5. CONTINGENCIES:

    Atrium Companies is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of Atrium Corporation.

    In 1995, various Dallas-based factory employees became members of the Amalgamated Clothing and Textile Workers Union. On May 25, 2001, Atrium Companies entered into a collective bargaining agreement which expires in May 2004. In addition, in connection with its Woodville, Texas operations, Atrium Companies is party to a collective bargaining arrangement due to expire in September 2001.

    Atrium Companies is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of Government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Atrium Companies involvement. Atrium Companies was named in 1988 as a potentially responsible party ("PRP") in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the Chemical Recycling, Inc. site in Wylie, Texas, and the Diaz Refinery site in Little Rock, Arkansas). Atrium Companies believes that based on the information currently available, including the substantial number of other PRP's and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on Atrium Corporation's consolidated financial position, results of operations or liquidity.

    Atrium Companies previously owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold by Atrium in December 1999. Atrium Companies has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner's escrow. Atrium Companies believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to Atrium Corporation's remaining operations.

6. ATRIUM CORPORATION ONLY FINANCIAL INFORMATION:

                              CONDENSED BALANCE SHEETS
                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
ASSETS
  Investment in subsidiary..................................  $124,256     $122,076
  Deferred Financing Cost, net..............................     4,585        3,664
                                                              --------     --------
    Total assets............................................  $128,841     $125,740
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable.............................................  $ 25,645     $ 22,156
  Common stock subject to mandatory redemption..............    15,608       15,608
  Stockholders' equity......................................    87,588       87,976
                                                              --------     --------
    Total liabilities and stockholders' equity..............  $128,841     $125,740
                                                              ========     ========

                         CONDENSED STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED JUNE 30:
                                                              ---------------------------
                                                                 2001           2000
                                                              ----------   --------------
Interest expense............................................   $  3,688       $  1,680
Benefit for income taxes....................................         --           (676)
Equity in undistributed loss of subsidiary..................     (1,464)       (32,496)
                                                               --------       --------
  Net loss..................................................   $ (5,152)      $(33,500)
                                                               ========       ========

                           CONDENSED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED JUNE 30:
                                                              ---------------------------
                                                                 2001           2000
                                                              ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (5,152)      $(33,500)
  Equity in undistributed loss of subsidiary................      1,464         32,496
  Accretion of pay-in-kind notes............................      3,489             --
  Accretion of discount notes...............................         --          1,680
  Amortization of deferred financing costs..................        199             --
  Deferred tax benefit......................................         --           (676)
                                                               --------       --------
    Net cash provided by operating activities...............         --             --
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash (invested in) received from subsidiary...............     (8,930)            --
                                                               --------       --------
    Net cash provided by (used in) investing activities.....     (8,930)            --
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................     10,050             --
  Capitalized deferred financing costs......................     (1,120)            --
                                                               --------       --------
    Net cash provided by (used in) investing activities.....      8,930             --
                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................         --             --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         --             --
                                                               --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $     --       $     --
                                                               ========       ========

7. CAPITAL CONTRIBUTION:

    During May of 2001, Atrium Corporation received a capital contribution from the current equity sponsors of $10,050, which represents the proceeds from the issuance of 7,730,768 shares of Atrium Corporation's Class A shares.

8. SUBSEQUENT EVENT:

    On July 31, 2001, Atrium Companies and certain of its subsidiaries ("the Originators") entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly owned bankruptcy-remote special purpose funding subsidiary ("Atrium Funding Corporation" or "AFC") of Atrium Companies. AFC is a distinct legal entity that engages in no trade or business in order to make remote the possibility that it would enter bankruptcy or other receivership and is consolidated for financial purposes. On July 31, 2001, AFC entered into an agreement with Fairway Finance Corp. ("the Securitization Company"), agented by BMO Nesbitt Burns, whereby AFC sold a pro rata share of the trade receivable portfolio to the Securization Company for aggregate payments of up to $50,000. The receivables sold to the Securitization Company are thus not reflected in Atrium Companies consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. On August 3, 2001, AFC sold a pro rata share of the trade receivable portfolio for $33,000, leaving a retained interest of $28,055. The amount Atrium Companies received from the sale was net of transaction fees, which included placement fees and professional fees of approximately $800.

    Atrium Companies retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. Atrium Companies recognizes no servicing asset or liability because the servicing fee represents adequate compensation for the services performed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING STATEMENTS

    This 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to Atrium Corporation that are based on the beliefs of management. When used in this 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to Atrium Corporation or the Atrium Corporation's management, identify forward-looking statements. Such statements reflect the current views of Atrium Corporation with respect to the risks and uncertainties regarding the operations and the results of operations of Atrium Corporation as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

RESULTS OF OPERATIONS

    The operations of Atrium Corporation are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter ended and the first six months ended June 30, 2001 are not necessarily indicative of results expected for the full year.

    The operations of Ellison are included since their date of acquisition, October 25, 2000, and the Wing and Wood divestitures are excluded since their dispositions on August 25, 2000 and August 30, 2000, respectively. The balance sheet information includes all subsidiaries and divisions as of June 30, 2001 and December 31, 2000.

    NET SALES. Net sales increased by $7,519 from $136,291 during the second quarter of 2000 to $143,810 during the second quarter of 2001 and decreased $13,962 from $270,074 during the first six months of 2000 to $256,112 during the first six months of 2001. The increase during the second quarter was primarily the result of the $38,013 in net sales from the acquisition of Ellison during October 2000. Atrium Corporation also experienced increases during the second quarter from its aluminum and vinyl window operations (excluding the Ellison acquisition in October 2000) of $1,336 and $3,045, respectively. The increases were offset by $36,221 in net sales from the divestiture of Atrium Companies' Wing and Wood operations during the third quarter of 2000. The decrease during the first six months of 2001 was primarily the result of the loss of $82,251 in net sales from the divestiture of Atrium Companies' Wing and Wood operations. Atrium Companies also experienced decreases during the first six months of 2001 from its aluminum window operations as a result of inclement weather in the first quarter. These operations net sales decreased $2,857, or 2.7%, compared to the first six months of 2000. The decreases were offset by $65,381 in net sales from the acquisition of Ellison. Atrium Corporation also experienced increases during the first six months of 2001 from its vinyl window operations (excluding the Ellison acquisition in October 2000) of $3,611, or 5.3%, compared to the first six months of 2000.

    COST OF GOODS SOLD. Cost of goods sold improved from 75.9% of net sales during the second quarter of 2000 to 68.0% of net sales during the second quarter of 2001 and from 74.1% of net sales during the first six months of 2000 to 67.9% of net sales during the first six months of 2001. The improvement over prior year is primarily attributable to the divestitures of Wing and Wood during 2000. During the second quarter of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 101.5% and 166.6%, respectively. During the first six months of 2000, Wing and Wood had a cost of goods sold as a percent of net sales of 91.0% and 126.8%, respectively. These improvements were partially offset by increases at the aluminum and vinyl divisions (excluding the Ellison acquisition in October 2000). The aluminum division's cost of goods sold increased from 72.2% of net sales during the second quarter of 2000 to 77.1% of net sales during the second quarter of 2001 and from 72.2% of net sales during the first six months of 2000 to 76.1% of net sales during the first six months of 2001. The vinyl divisions cost of goods sold increased from 61.1% of net sales during the second quarter of 2000 to 62.5% of net sales during the second quarter of 2001 and from 63.6% of net sales during the first six months of 2000 to 64.0% of net sales during the first six months of 2001. These increases were due to a number of factors including energy surcharges on materials, higher insurance costs related to the workers' compensation, moving expenses associated with plant consolidations, and lease costs at new facilities. The LIFO reserve expense during the second quarter of 2000 was $371 and the LIFO reserve benefit was $118 during the second quarter of 2001. The LIFO reserve expense during the first six months of 2000 was $593 and the LIFO reserve benefit was $271 during the first six months of 2001. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

    SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, delivery, general and administrative expenses decreased $3,238 from $32,697 (24.0% of net sales during the second quarter of 2000) to $29,459 (20.5% of net sales during the second quarter of 2001) and decreased $7,946 from $63,785 (23.6% of net sales during the first six months of 2000) to $55,839 (21.8% of net sales during the first six months of 2001). The second quarter of 2000 included $11,222 and $932 from the divested divisions of Wing and Wood, respectively. The second quarter of 2001 included $6,868 from the acquisition of Ellison. The first six months of 2000 included $20,662 and $1,663 from the divested divisions of Wing and Wood, respectively. The first six months of 2001 included $12,852 from the acquisition of Ellison. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, total selling, delivery, general and administrative expenses would have improved from 20.9% of net sales during the second quarter of 2000 to 20.4% of net sales during the second quarter of 2001 and improved from 22.6% of net sales during the first six months of 2000 to 21.7% of net sales during the first six months of 2001. If the Wing and Wood divestitures and the Ellison acquisition had both occurred on January 1, 2000, delivery expense would have remained the same at 6.0% for both the first six months of 2000 and 2001 while improving from 5.8% during the second quarter of 2000 to 5.6% during the second quarter of 2001. General and administrative expenses improved from 7.1% during the second quarter of 2000 to 6.9% of net sales during the second quarter of 2001 and improved from 8.3% of net sales during the first six months of 2000 to 7.4% of net sales during the first six months of 2001. Atrium Corporation continues to gain operating leverage from its sales growth and absorbs its acquisitions without further administrative costs. Selling expenses remained flat at 7.9% for the second quarter and 8.3% for the six months, primarily as a result of the variable nature of commissions.

    AMORTIZATION EXPENSE. Amortization expense increased $1,336 from $2,262 during the second quarter of 2000 to $3,598 during the second quarter of 2001 and increased $2,524 from $4,609 during the first six months of 2000 to $7,133 during the first six months of 2001. The increase was largely due to the increased amortization of goodwill recorded in connection with the acquisition of Ellison during October 2000.

    SPECIAL CHARGES. During the second quarter of 2001, Atrium Corporation recorded a one time charge of $139 relating to non-capitalizable legal fees incurred to amend the Credit Facility. During the second quarter of 2000, Atrium Corporation recorded a one time charge of $25,584, of which $24,320 related to the write-off of certain intangible assets and the write-down of certain assets related to sale of Wing and $1,264 related to the write-down of certain assets at the Wood.

    INTEREST EXPENSE. Interest expense increased $1,588 from $9,812 during the second quarter of 2000 to $11,400 during the second quarter of 2001 and increased $3,787 from $19,409 during the first six months of 2000 to $23,196 during the first six months of 2001. The increase in interest expense was due primarily to the additional debt of $38,000, under the Credit Facility, and the $36,500 Senior Pay-In-Kind notes issued in connection with the acquisition of Ellison during October 2000. In addition, the increase in interest expense includes the amortization of additional deferred financing costs. The interest expense was partially offset from gains and distributions of $190 during the second quarter of 2001 and $319 during the first six months of 2001 from interest rate collars.

LIQUIDITY AND CAPITAL RESOURCES

    Cash generated from operations and availability under Atrium Companies Revolving Credit Facility are Atrium Corporations principal sources of liquidity. During the first six months of 2001, cash was primarily used for increases in working capital, capital expenditures and debt payments. Net cash used in operating activities was $2,399 during the first six months of 2001 ($3,444 during the second quarter of 2001) compared to $9,228 during the first six months of 2000 ($12,599 during the second quarter of 2000). The decrease in cash used in operating activities is largely due to a reduction in investments in inventory. Net cash used in investing activities during the first six months of 2001 was $11,011 (5,397 during the second quarter of 2001) compared to $4,380 during the first six months of 2000 ($1,181 during the second quarter of 2000). The increase in cash used in investing activities was due primarily to capital expenditures to increase plant capacity and automation. Cash provided by financing activities during the first six months of 2001 was $11,201 ($7,753 during the second quarter of 2001) compared to $15,577 during the first six months of 2000 ($13,379 during the second quarter of 2000). The decrease from prior year was due to lower borrowings on the Atrium Companies credit facility.

OTHER CAPITAL RESOURCES

    In connection with the recapitalization, the Atrium Companies entered into a Credit Agreement providing for a revolving facility in the amount of $30,000, which was increased to $40,000 in June 1999. In connection with the acquisition of Ellison, the Revolving Credit Facility was increased to $47,000, of which $10,000 is available under a letter of credit sub-facility. The revolving facility has a maturity date of June 30, 2004. At June 30, 2001, we had $21,507 of availability under the revolving facility, net of borrowings of $20,500 and outstanding letters of credit totaling $4,993. As of August 14, 2001, Atrium Corporation had cash of $7,512 and $28,205 of availability under the Revolving Credit Facility, net of borrowings of $17,500 and outstanding letters of credit totaling $1,295.

CAPITAL EXPENDITURES

    Atrium Corporation had cash capital expenditures of $8,669 during the first six months of 2001 ($3,900 during the second quarter of 2001) compared to $4,318 during the first six months of 2000 ($2,107 during the second quarter of 2000). Capital expenditures during the first six months of 2001 were largely a result of Atrium Corporation's continued efforts to increase efficiency through automation at its various divisions as well as to increase plant capacity at Atrium Corporation's Dallas-based aluminum and vinyl operations. Atrium Corporation expects capital expenditures, including capitalization of software implementation costs (exclusive of acquisitions) in 2001 to be approximately $15,000, however, actual capital requirements may change.

    The ability of Atrium Corporation and its subsidiaries to meet its debt service and working capital obligations and capital expenditure requirements is dependant, however, upon the future performance of Atrium Corporation and its subsidiaries which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Atrium Corporation's control.

NEW ACCOUNTING PRONOUNCEMENT

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. This statement shall be applied prospectively, except as provided in paragraphs 20, 21, 23 and 24. Earlier or retroactive application of this statement is not permitted. Atrium Corporation will comply with the provisions of SFAS No. 140 in the third quarter upon consummation of the asset securitization transaction discussed in Note 8.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 141, "Business Combination," and SFAS
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    Atrium Corporation is currently assessing the impact of SFAS No. 141 and No. 142 and has not yet determined the effects these statements will have on its consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

    Atrium Corporation is exposed to market risk from changes in interest rates and commodity pricing. Atrium Corporation uses derivative financial instruments on a limited basis to hedge economic exposures including interest rate protection agreements and forward commodity delivery agreements. Atrium Corporation does not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

    On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement Atrium Companies pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003.

    On December 8, 2000, Atrium Companies entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, Atrium Companies pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in December 2002.

ADOPTION OF SFAS NO. 133

    Atrium Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS 133, Atrium Corporation recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate swaps. There is no income tax effect considering there is a full valuation allowance against deferred tax assets.

    At June 30, 2001, the fair-value of the hedging instruments is a liability of $5,425 and is included in other comprehensive income and other long-term liabilities. Atrium Corporation expects that none of this liability will require adjustment to expense within the next twelve months.

    Atrium Corporation is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their high credit ratings.

    Atrium Companies, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of June 30, 2001, Atrium Corporation had $141,900 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of June 30, 2001 is approximately 2 1/2 years.

    All derivatives are recognized on the balance sheet at their fair-value. On the date that the Atrium Companies enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge). Changes in the fair-value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of June 30, 2001, all hedges outstanding were highly effective.

    Atrium Corporation formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to
(1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. Atrium Corporation also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge Atrium Corporation discontinues hedge accounting prospectively, as discussed below.

    Atrium Corporation discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

    When Atrium Corporation discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Atrium Corporation will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Atrium Corporation is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the financial position, results of operations or liquidity of Atrium Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       None

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ATRIUM CORPORATION
                                                       (Registrant)

Date: August 14, 2001                                  By:               /s/ JEFF L. HULL
                                                            -----------------------------------------
                                                                           Jeff L. Hull
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                              DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: August 14, 2001                                  By:               /s/ ERIC W. LONG
                                                            -----------------------------------------
                                                                           Eric W. Long
                                                              CHIEF FINANCIAL OFFICER, TREASURER AND
                                                                SECRETARY (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)