Form 10-K405
period 2001-12-31
ATRIUM CORP
filed 2002-04-01
CIK 1036538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from to

Commission File Number 333-54122

Atrium Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2814598 (IRS Employer Identification Number)

1341 West Mockingbird Lane

Suite 1200 West
Dallas, Texas 75247
(Address of executive offices, including zip code)
(214) 630-5757
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) and (g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      State the aggregate market value of the voting stock held by non-affiliates of the registrant — NONE

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of March 28, 2002, the registrant had 186,856 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM CORPORATION

2001 FORM 10-K

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Registrant based on beliefs of management that involve substantial risks and uncertainties. When used in this Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Registrant or the Registrant’s management, identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to the risks and uncertainties regarding the operations and results of operations of the Registrant, as well as its customers and suppliers, including as a result of the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand, and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.     Business

      The term Company refers to Atrium Corporation (the Registrant) and its subsidiaries after our 1998 recapitalization described in Item. 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The term Atrium Companies refers to Atrium Companies, Inc., our direct subsidiary. The term Wing refers to Wing Industries, Inc. and its former parent, Wing Industries Holdings, Inc. and the term Darby refers to R.G. Darby Company, Inc., Total Trim, Inc. and their former direct parent, Door Holdings, Inc., which entities were all contributed to Atrium Companies and became its direct and our indirect subsidiaries in connection with our 1998 recapitalization.

      All references to pro forma assume that the acquisition during 2000 of the operations of Ellison Windows and Doors and VES, Inc., since renamed Atrium Extrusion Systems, Inc. (collectively, “Ellison”), and the divestitures of certain assets of Wing and the Atrium Wood Patio Door operations (“Wood”) during 2000 occurred on January 1, 2000. The financial data for the year ended December 31, 2000 is that of the Company and Ellison.

      All share amounts are adjusted for the December 31, 2001 reverse stock split of 1,000 for one effected by the Company.

The Company

      We were founded in 1948 and believe we are one of the largest manufacturers and distributors of residential non-wood windows and patio doors in the United States based on our net sales for the year ended December 31, 2001. We offer a complete product line of aluminum and vinyl windows and patio doors to our customers, which include leading national homebuilders and home center retailers such as Pulte/ Del Webb, Centex, The Home Depot and Lowe’s Companies Inc. (“Lowe’s”). We have grown rapidly through a combination of internal growth and complementary acquisitions.

      We have a balanced business mix, as measured by management’s estimates of the percentage of actual net sales during 2001 and pro forma net sales during 2000 derived from the market segments we serve and the material types we use in our products:

	Year Ended

	December 31, 2001		December 31, 2000
	Actual		Pro Forma

	(In thousands)
Market Segment
Repair and remodeling	$251,952	48%	$229,444	46%
New construction	272,947	52	271,010	54

	$524,899	100%	$500,454	100%

Material Type
Vinyl	$288,490	55%	$256,545	51%
Aluminum	161,501	31	161,236	32
Other products and services, including sale of aluminum and vinyl extrusions	74,908	14	82,673	17

	$524,899	100%	$500,454	100%

      Our balance between the repair and remodeling and new construction market segments is particularly important as we estimate that sales to the repair and remodeling market segment represented approximately 67% of window and patio door industry unit sales in 2001.

      Our portfolio of products includes some of what we believe are the industry’s most recognized brand names, including Atrium®. Our full product line of aluminum and vinyl windows and patio doors enables us to differentiate ourselves from our competition, leverage our multi-channel distribution system and be well positioned to benefit from shifts in product preferences. Regional product preferences exist for aluminum and vinyl windows and patio doors, and a full product line is important to serve our national customer base effectively. We pride ourselves on our ability to provide to our nationwide customers the most suitable material based on varying regional product preferences.

      We have 44 manufacturing facilities and distribution centers strategically located in 22 states to service customers on a nationwide basis. We distribute through multiple channels, including direct distribution to large homebuilders and independent contractors, one-step distribution through home centers and lumberyards and two-step distribution to wholesalers and dealers who subsequently resell to lumberyards, contractors and retailers. We believe that our multi-channel distribution network allows us to reach the greatest number of end customers and provide nationwide service to those customers.

      We are vertically integrated with operations that include:

•	The extrusion of aluminum and vinyl, which is utilized internally in our fabrication operations, or sold to third parties.

•	The manufacture and assembly of window and patio door units, the pre-hanging of doors, and the sale of such units to wholesalers, lumberyards, dealers, home centers and homebuilders.

•	A turn-key installation program for multi-family builders in which we supply and install many of our products, including windows and patio doors.

•	The sale of finished products to homebuilders, remodelers and contractors through company-owned distribution centers located across the United States.

      We have completed nine acquisitions since 1996, and we believe that we are well-positioned to be a leader in the consolidation of the residential window and patio door industry because of our size, rapid organic growth and our ability to integrate acquisitions successfully.

Competitive Strengths

      We believe that we have a competitive advantage in our markets due to our following competitive strengths:

•	Leading Market Positions. We are one of the largest suppliers of residential non-wood windows and patio doors in the United States with a domestic market share exceeding 6%. Based on management estimates, we believe that we have a leading market position in the residential aluminum and vinyl window and patio door product categories.

•	Strong Brand Name Recognition. Our brands are well recognized in the building trade and are a distinguishing factor in customer selection. The Atrium® brand of windows and patio doors has been in existence for over 25 years and is recognized for its quality and value. In addition, we believe Atrium® is among the most-recognized brand names in the aluminum and vinyl window market segments. We believe there are significant opportunities to leverage our existing brands by targeting cross-selling opportunities and by re-branding certain products.

•	Complete, High-Quality Product Offering. We are one of the few suppliers with a complete line of residential non-wood windows and patio doors in the United States. The ability to source windows and patio doors from a single supplier is a cost-saving opportunity for national homebuilders and home centers. This distribution flexibility and nationwide presence distinguishes us as a “one-stop” solution for customers’ window and patio door needs.

•	Multi-Channel Distribution Network. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 28 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and doors for more than four decades, we have developed long-standing relationships with key distributors in our markets. In each instance, we seek to secure a leading distributor in each of our markets. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

•	Established and Diversified Customer Base. We have developed strong relationships with our current customer base, which includes over 15,000 active accounts. We have strong relationships with some of the leading companies in home and multi-family building, including J.P.I., D.R. Horton, Pulte/ Del Webb and Centex, and home center retailing, including The Home Depot and Lowe’s. Our customers are geographically diversified and our sales are balanced between the repair and remodeling and new construction market segments, which provides increased stability to our business.

•	Low Cost, Vertically Integrated Manufacturer. We believe that we are one of the industry’s lowest cost providers based on our strong operating margins relative to our competitors. Our vertically integrated structure enables us to control all facets of the production and sale of windows and patio doors, eliminating incremental outsourcing costs. For our window and patio door products, our integrated operations, including extrusion, fabrication and distribution enable us to reduce inventory, improve production scheduling and optimize quality control.

Business Strategy

      Our goal is to increase revenue growth and profitability and to strengthen our leadership position in the residential non-wood window and patio door industry through the following initiatives:

•	Enhance National Presence. We will continue to focus our core efforts on maintaining and developing our nationwide market share, including enhancing our strong presence in our existing high growth markets such as the southern and western United States. Our recent acquisitions have helped to further our geographic coverage and, we believe, combined with the implementation of cross-selling initiatives, will continue to facilitate our growth. We will also seek to enhance our nationwide capabilities by selectively starting or acquiring operations that complement our geographic coverage and product offerings. Additionally, we are exploring opportunities to extend our sales capabilities into Mexico.

•	Extend and Cross-Sell Product Offerings. We plan to take advantage of cross-selling opportunities by marketing vinyl windows and patio doors to our traditional aluminum window and patio door customers and aluminum windows and patio doors to our traditional vinyl window and patio door customers and adding additional styles and designs to address specific regional product preferences. We also maintain training and incentive programs to ensure that our divisional sales forces market our complete product line of windows and patio doors.

•	Capitalize on Atrium® Brand Name. We will seek to continue to leverage the strength of our nationally recognized Atrium® brand name that has been in existence for over 25 years. We believe that leveraging the Atrium® name across our products and on a nationwide scale will enhance our brand name recognition. For example, we see a significant opportunity in transferring the Atrium® brand to recently acquired product lines. Further, we will continue trade advertising initiatives to maintain our high brand awareness in the industry.

•	Continue to Pursue Operational Efficiencies. Our team of highly experienced managers seeks to achieve improvements by closely scrutinizing our operations and applying best practices and continuous improvement programs across all of our divisions. We have been successful in improving the efficiency and productivity of our operations by automating manufacturing processes, improving logistics, implementing a company-wide information system, successfully integrating acquisitions and leveraging working capital requirements. We continue to analyze additional opportunities to improve operational efficiencies, including consolidating and expanding our aluminum extrusion operations, increasing capacity utilization at all of our manufacturing facilities and leveraging our size to realize purchasing savings.

•	Refine Product Offering to Maximize Profitability. We plan to continually evaluate our product offering in terms of both customer needs and overall profitability. The result will be an offering of products that is diverse enough to satisfy varied regional product preferences while at the same time providing maximum profitability to us. For example, we made a decision during 2000 to divest Wing, our wood door manufacturing unit, and Wood, our wood patio door manufacturing unit. The divestitures resulted in an exit from the low margin commodity based business of wood doors, reduced our exposure to the sometimes volatile wood materials market and, we believe, should lead to an overall increase in our profitability.

•	Make Selective Strategic Acquisitions. We have successfully consummated and integrated nine acquisitions since 1996, in each case lowering operating costs. We intend to take advantage of the fragmented market for window and patio door manufacturers by acquiring companies that present identifiable cost savings opportunities and add to our existing product lines, market share and targeted geographic coverage. As we continue our acquisition program, we believe we can leverage our experience in integrating acquisitions and maximizing cost savings and productivity enhancements. Additionally, we believe our size and national presence will be attractive to companies looking to combine with an industry leader.

Products

      We are one of a few window and patio door manufacturers that offer a complete product line that consists of a full range of residential aluminum and vinyl windows and patio doors. Our complete product line allows us to differentiate ourselves from our competition, leverage our multi-channel distribution system and be well-positioned to benefit from shifts in product preference. As significant regional product preferences exist among aluminum and vinyl, a full product line is important to serve a national customer base effectively. We estimate that our product mix, as a percentage of actual net sales in 2001 and pro forma net sales in 2000 is as follows:

	Year Ended	Year Ended
	December 31, 2001	December 31, 2000
	Actual	Pro Forma

Windows	74%	71%
Patio Doors	12	12
Other products and services, including sale of aluminum and vinyl extrusions	14	17

	100%	100%

      Windows. We had approximately $388 million in net sales from the sale of windows in 2001. We estimate that our net sales from the sales of windows in 2001 were comprised of 36% from the sale of aluminum products and 64% from vinyl products. Our window products include sliders, single hung, double hung and casement products and are sold under the Atrium®, H-R WindowsTM, ThermalTM, Ellison®, Best BuiltTM and Kel-StarTM brand names, as well as private label brand names. We sell our windows primarily to building contractors and lumberyards through direct and one-step distribution, as well as national home center chains.

      The demand for our aluminum and vinyl products vary by region:

•	Aluminum — Aluminum windows are the product of choice in the southern United States due to the region’s warmer weather and value-conscious customers. Aluminum is the most appropriate fenestration material for the region because thermal efficiency is less important and the product is sold at a lower cost than either vinyl or wood.

•	Vinyl — Demand for vinyl windows, particularly in colder climates, has significantly increased over the last ten years as vinyl windows have gained acceptance as a substitute for wood windows. This trend has been strengthened as prices for vinyl windows have become more competitive with wood products and durability and energy efficiency have improved. We entered the vinyl window market in mid-1995 and have increased sales of vinyl windows by leveraging the Atrium® brand name, leveraging our distribution channels and through acquisitions. The acquisitions of Heat, Inc. and Champagne Industries, Inc. in 1999 and the Ellison acquisition in 2000 increased our presence in the vinyl window business such that sales of vinyl windows represent approximately 55% of our total net sales in 2001, as compared to approximately 32% of our total net sales in 2000.

      Patio Doors. We had approximately $62 million in net sales from the sale of patio doors in 2001. Our patio door products are sold under the Atrium®, Best BuiltTM, H-R WindowsTM and Ellison® brand names. We sell our patio doors to home center retailers, direct to builders and through one-step distribution.

      Other Products and Services. We had approximately $75 million in net sales from the sale of other products and services in 2001. Our other products include deck and dock products, patio enclosures and extruded aluminum and vinyl profiles for a variety of industries, including various competitors of our window and door fabrication operations. The deck and dock products are made of vinyl and serve as an alternative to the more traditional wood counterpart. The enclosures are custom built to any size and are made from aluminum and vinyl product.

      We also offer a turn-key total installation program for multi-family builders in which we supply and install exterior, interior and patio doors, mouldings, locks, hardware, wire shelving, bath accessories, plate glass mirrors, toilet partitions and other products. This concept allows a developer to transfer the risk associated with retaining reliable work crews and provides protection from cost overruns. We believe that developers view this as a value added service.

Sales, Marketing and Distribution

      One of the key components of our marketing strategy is to capitalize on the complementary nature of our distribution channels. We have a multi-channel distribution network that includes direct, one-step and two-step distribution as well as 28 company-owned distribution centers. Our distribution strategy maximizes our market penetration and reduces reliance upon any one distribution channel for the sale of our products. Furthermore, as a manufacturer and distributor of windows and patio doors for more than four decades, we have developed long-standing relationships with key distributors in each of our markets. In each instance, we seek to secure the leading distributors in each market. If we cannot secure a top-tier distributor in a desired geographic market, we will consider the acquisition or start up of our own distribution center in that market.

      We also sell to major home center retailers and smaller regional-based retail centers. Although home centers have become more important to us because they target the repair and remodeling market segment, they still accounted for less than 15% of our total net sales during 2001 and total pro forma net sales during 2000. One of our goals is to continue to increase our window business market share in the repair and remodeling market.

      We utilize the following distribution channels:

•	Direct Distribution (approximately 35% of our net sales from the sale of windows and patio doors in 2001). We sell our windows and patio doors directly to contractors, remodelers and other homebuilders without the use of an intermediary. By selling directly to builders, we are able to increase our profit margins while at the same time offering builders more favorable pricing.

•	One-Step Distribution, Including Home Center Sales (approximately 60% of our net sales from the sale of windows and patio doors in 2001 with home center sales representing approximately 15%). We sell our finished windows to lumberyards, building products distributors, home centers and company-owned distribution centers, which will then sell to contractors, homebuilders or remodelers. While it is not required that lumberyards or building products distributors carry our products on an exclusive basis, it is not unusual for them to do so. In addition, they generally purchase based on orders, keeping little or no inventory. One-step distribution tends to be used most often in metropolitan areas.

We maintain 28 company-owned distribution facilities in key markets where available independent distributors are weak or where we have been unable to make adequate arrangements with existing distributors. Company-owned distribution centers essentially act as one-step distributors.

•	Two-Step Distribution (approximately 5% of our net sales from the sale of windows and patio doors in 2001). Two-step distribution is the selling of completed windows and patio doors to a wholesaler or distributor who then sells the products to lumberyards, building products retailers and home centers. These intermediaries will in turn sell the windows and patio doors to the homebuilders, homeowners or remodelers. The wholesalers and distributors tend to maintain product inventory in order to service the needs of their client base for small quantities. Two-step distribution is more common where customers generally do not represent sufficient volume to purchase from us directly and because customers in urban areas are serviced by home centers and large lumberyards.

      To enhance our market coverage and leverage our brand equity, we currently market our windows and patio doors under primarily six brand names, Atrium®, Kel-StarTM, Best BuiltTM, Ellison®, ThermalTM and H-R WindowsTM. Due to the fact that we enjoy national name recognition at both the building trade and consumer levels, we have chosen to consolidate a significant portion of our product line under the Atrium® name. We are currently in the process of rolling our Best BuiltTM, Ellison® and Kel-StarTM brand product lines into the Atrium® brand. We have completed a transition of our Skotty, Bishop, Champagne, Masterview and Gentek brands into the Atrium® brand. We expect to extend the Atrium® brand to other products, as well as to appropriate product lines acquired in the future.

      Our promotional efforts to our window and patio door customers are focused on cooperative advertising programs which are offered to certain of our major customers. This gives us exposure in our customers’ local media, including newspaper, radio and television, in order to generate sales at individual locations. We also invest in in-store displays, hold product knowledge classes for employees and use award winning packaging and in-store signage to further generate awareness within the stores.

      We market our window and patio door products through a sales force consisting of approximately 150 company salaried and commissioned sales representatives and approximately 150 independent commissioned sales representatives. Each of our divisions is supported by a sales manager, direct sales representatives and independent representatives. The sales managers coordinate marketing activities among both company and independent representatives. Our sales representatives focus primarily on direct sales to homebuilders, remodelers and contractors, while independent sales representatives sell to home centers, lumberyards and wholesalers. In general, independent sales representatives carry our window and patio door products on an exclusive basis, although they may carry other building products from other manufacturers.

      Our full product line has also been an asset to our sales force, especially when we are exploring a new distribution channel opportunity. Distributors have come to recognize that we have a complete line of vinyl and aluminum windows and patio doors. The distributors frequently do not buy the whole range of products since regional tastes vary and distributors tend to work according to regions. However, we believe, these distributors value our ability to provide these products should they ever demand them.

      We believe that customer service plays a key role in the marketing process. On-time delivery of products, order fill rate, consistency of service and flexibility in meeting changing customer requirements have made it possible for us to build a large and loyal customer base that includes companies such as Centex Homes, one of the nation’s largest home-builders, and Lowe’s, one of the nation’s largest home center retailers.

      Our pricing and product offering strategy focuses on offering the end consumer lower price points at acceptable margins. We have executed this strategy in two steps. First, we have consolidated our product offerings to simplify the overall offering and reduce inventory levels. Second, we offer the market good, better and best options within our product offering that provide customers a price point and product that meets their needs. Certain of the products in the offering have been redesigned (with particular emphasis on taking costs out of the products) in order to have an offering with three distinct price points. This promotes more “trading up” to our higher quality products by the customer and displays a complete product line.

Operations

      We manufacture and sell our windows and patio doors through a vertically integrated process that includes extrusion, fabrication and distribution. We realize many operational and cost benefits from our vertically integrated window and patio door operations. By extruding aluminum and many of our vinyl components in-house, we are able to secure a low-cost, reliable source of extrusions, control product quality and control inventory levels. The integration of extrusion and fabrication operations gives us significantly more control over our manufacturing costs. We continually work to achieve cost savings through increased capacity utilization, adoption of best practices, reduction of cost of materials, rationalization of product lines and reduction of inventory.

      We continue to build on what we believe is our position as one of the industry’s lowest cost manufacturers. Because of the scale of our operations, we are able to negotiate price concessions for our raw materials, including glass and vinyl. This is an important consideration because, historically, the total cost of materials typically comprises approximately 40% to 45% of our total net sales.

      We have been manufacturing products in Texas since 1953 and today have six primary manufacturing facilities in the state. While solidifying our national presence, we have strategically established 16 manufacturing operations nationwide.

Industry Overview

      In 2001, new construction spending in the United States totaled over $668 billion. Of the total new construction spending amount, residential spending totaled approximately $397 billion. Within the residential construction market, replacement spending totaled approximately $165 billion. In 2001, new housing starts in the United States totaled approximately 1.7 million units of which approximately 1.3 million units were single-

family homes and approximately 0.4 million units were multi-family homes. Historical residential repair and remodeling expenditures have demonstrated consistent growth dynamics increasing from approximately $15 billion to approximately $165 billion during the period from 1970 to 2001 and averaging a compound annual growth rate of 8.0%.

      Windows. The domestic window market has grown to approximately 59 million in unit sales in 2001, and has outpaced the growth in the domestic building materials industry generally. The residential window industry can be divided into two end-use segments: new construction, with an estimated 19.4 million windows sold in 2001, and repair and remodeling, with approximately 39.6 million windows sold in 2001. We believe that the repair and remodeling segment will continue to experience strong growth due to the strength of sales of existing homes and the increase in the average age of homes from 23 years to 28 years in the last decade.

      Patio Doors. We believe that the residential patio door market has grown to more than 6.4 million units in 2001. The residential patio door industry can be divided into two principal market segments: new construction and repair and remodeling. We estimate that patio doors sold to the repair and remodeling segment constituted 66% of all patio door units sold in the United States in 2001.

      We believe that the window and patio door industry has experienced significant consolidation in the last few years. We believe this consolidation trend favors companies like ours, with nationwide capabilities to service large home centers and home builders, strong brand names, the ability to provide a complete product line and economies of scale in manufacturing, distributing and marketing. In addition to opportunities presented by consolidation of the industry, industry growth has been driven by the growth in the home center retailer category. The home center industry is one of the fastest growing retail sectors in the United States. According to National Home Center News, the U.S. retail home improvement market is expected to grow to approximately $184 billion by the year 2003.

Competition

      The residential window and patio door industry is highly fragmented. With few exceptions, competitors are privately-owned, regional companies with annual sales under $100 million. On a national basis we compete with a few national companies in different regions, products, distribution channels and price points, but do not compete against any single company across all of these areas. We compete with various other companies in specific regions within each market.

      Our major competitors for the sale of aluminum windows and patio doors are Alenco Windows and MI Home Products, Inc. The market for vinyl windows and patio doors is comprised primarily of local and regional manufacturers, as no dominant manufacturer operates on a national basis. Historically, demand for vinyl windows and patio doors has been concentrated in the colder regions of the United States. Our major competitors for the sale of vinyl windows and patio doors are Silver Line Building Products and Nortek, Inc. in the Northeast, Simonton Windows in the Mid-Atlantic and Southeast and Milgard Manufacturing, Inc. in the Pacific Northwest. In addition, we compete with a number of regional manufacturers that sell directly to repair and remodeling contractors.

Inflation and Raw Materials

      During the past several years, the rate of general inflation has been relatively low and has not had a significant impact on our results of operations. We purchase raw materials, including aluminum, glass and vinyl, that are subject to fluctuations in price that may not reflect the rate of general inflation. These materials fluctuate in price based on supply and demand. Historically, there have been periods of significant and rapid aluminum price changes, both upward and downward, with a concurrent short-term impact on our operating margins. We historically mitigated the effects of these fluctuations over the long-term by passing through price increases to our customers and through other means, such as hedging activities. The primary raw materials used in the production of our windows and patio doors are readily available and are procured from numerous suppliers.

Seasonality

      The new home construction market and the market for external repairs and remodeling in northern climates are seasonal, with increased related product sales in the second and third quarters of the calendar year. Although this results in seasonal fluctuations in the sales of certain of our products, the overall impact of these fluctuations is mitigated to some degree by our balanced national presence which reduces our dependency on a single geographic area.

Cyclicality

      Demand in the window and patio door manufacturing and distribution industry is influenced by new home construction activity. For the year ended December 31, 2001, we estimate that approximately 52% of our net sales were related to new home construction. Trends in the housing sector directly impact our financial performance. Accordingly, the strength of the U.S. economy, the age of existing home stock, job growth, interest rates, consumer confidence and the availability of consumer credit, as well as demographic factors, such as the migration of the population within the United States, have a direct impact on our business. Cyclical declines in new housing starts may adversely impact our business, and we cannot assure you that any such adverse effects would not be material.

Employees

      We employ approximately 4,350 people, of whom approximately 4,265 are employed at our manufacturing facilities and distribution centers and approximately 85 are employed at our corporate headquarters in Dallas, Texas. Approximately 1,300 of our hourly employees are covered by collective bargaining agreements. We entered into a new three-year collective bargaining agreement in May 2001 with the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) covering certain employees at the Atrium Aluminum, Atrium Vinyl, H-R Windows and Extruders manufacturing facilities. The collective bargaining agreement expires in May 2004. In addition, we have a collective bargaining agreement with the Sheet Metal International Association covering certain employees at our Kel-Star facility. Due to our recent decision to close this facility, we have negotiated an agreement resulting in the termination of the agreement. There are no union affiliations with any of our other divisions or subsidiaries. We believe that our relationship with our employees is good.

Backlog and Material Customers

      We have no material long-term contracts. Orders are generally filled within 7 to 14 days of receipt. Our backlog is subject to fluctuation due to various factors, including the size and timing of orders for our products and is not necessarily indicative of the level of future sales.

Government Regulation and Environmental Matters

      Our past and present operations and our assets are subject to extensive federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes, including solid and hazardous wastes, or otherwise relating to health, safety and protection of the environment. We do not expect to make any expenditures with respect to ongoing compliance with these environmental laws and regulations that would have a material adverse effect on our capital expenditures, results of operations or competitive position. However, the applicable requirements under the law could change at any time.

      The nature of our operations and assets expose us to the risk of claims under environmental, health and safety laws and regulations. We cannot assure you that material costs or liabilities will not be incurred in connection with such claims. We have been subject to such claims in the course of our operations, and have made expenditures to address known conditions in a manner consistent with applicable laws and regulations. Based on our experience to date, we do not believe that existing claims will have any further material adverse effect on our capital expenditures, earnings or competitive position. We cannot assure you that the discovery of presently unknown environmental conditions, changes in environmental claims that may involve material health and safety laws and regulations or other unanticipated events will not give rise to unforeseen expenditures or liabilities.

Trademarks and Patents

      We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality and non-disclosure agreements and other contractual provisions to protect our propriety rights. We have registered and non-registered trade names and trademarks covering the principal brand names and product lines under which our products are marketed.

      We have a perpetual, irrevocable, exclusive and royalty-free license to use a registered trademark under the name Ellison®. This trademark’s duration is perpetual as long as it is renewed every five years.

Item 2.     Properties

      Our operations are conducted at the owned or leased facilities described below:

		Capacity
Location	Principal Use	(Square) Feet	Own/Lease

Dallas, Texas	Fabrication of aluminum windows	200,000	Lease
Dallas, Texas	Fabrication of aluminum windows	342,000	Lease
Dallas, Texas	Fabrication of vinyl windows	120,000	Lease
Irving, Texas	Idle Facility	98,000	Own
Wylie, Texas	Extrusion of aluminum	205,000	Lease
Carrollton, Texas	Extrusion of vinyl	25,200	Lease
Las Vegas, Nevada	Distribution of aluminum windows	7,500	Lease
Phoenix, Arizona	Fabrication of aluminum windows	220,000	Lease
Woodville, Texas	Fabrication of aluminum windows	180,000	Lease
Anaheim, California	Fabrication of vinyl windows	80,000	Lease
Hayward, California	Distribution of vinyl windows	20,400	Lease
Portland, Oregon	Distribution of vinyl windows	10,080	Lease
Everett, Washington	Distribution of vinyl windows	6,000	Lease
Clinton, Massachusetts	Fabrication of vinyl windows	31,000	Own
Bridgeport, Connecticut	Fabrication of vinyl windows	75,000	Lease
Greenville, Texas	Idle Facility	180,000	Lease
Greenville, Texas	Idle Facility (Sublet)	30,000	Own
Greenville, Texas	Idle Facility (Sublet)	300,000	Lease
Allentown, Pennsylvania	Idle Facility	105,000	Lease
Orlando, Florida	Door pre-hanging, warehouse	50,000	Lease
Denver, Colorado	Fabrication of vinyl windows	108,000	Lease
Colorado Springs, Colorado	Distribution of vinyl windows	14,700	Lease
Florence, Alabama	Door pre-hanging; warehouse	60,000	Lease
Murrysville, Pennsylvania	Fabrication of vinyl windows	166,000	Lease
Pittsburgh, Pennsylvania	Distribution of vinyl windows	68,000	Lease
Pittsburgh, Pennsylvania	Fabrication of deck/dock and patio enclosures	82,100	Lease

		Capacity
Location	Principal Use	(Square) Feet	Own/Lease

Welcome, North Carolina	Fabrication of vinyl windows	376,210	Lease
Welcome, North Carolina	Extrusion of vinyl	51,300	Lease
Yakima, Washington	Fabrication of vinyl windows	58,000	Lease

	Total	3,269,490

      Additionally, our indirect subsidiary, Thermal Industries, Inc. leases 21 distribution warehouses in 14 states for vinyl window distribution with sites averaging 8,000 square feet.

      We maintain our corporate headquarters in Dallas, Texas. The Dallas facility provides approximately 17,500 square feet and is leased for a seven-year term expiring in 2004.

      We believe that our manufacturing plants are generally in good operating condition and are adequate to meet future anticipated requirements.

Item 3.     Legal Proceedings

      We are involved from time to time in litigation arising in the ordinary course of our business, none of which is expected to individually, or in the aggregate, have a material adverse effect on us.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our outstanding equity securities.

Item 6.     Selected Financial Data

      The selected income statement data set forth below for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, and the selected balance sheet data at December 31, 1997, 1998, 1999, 2000 and 2001 were derived from the audited consolidated financial statements as described further below. The selected historical financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements, related notes and other financial information included elsewhere in this Form 10-K.

      Prior to October 2, 1998, our historical financial statements included the operations of Atrium Corporation and its subsidiaries prior to our 1998 recapitalization and the reverse acquisition of Wing. On October 2, 1998, pursuant to our 1998 recapitalization, we contributed the assets of Wing and Darby to Atrium Companies.

      As Wing was determined to be the acquiror in a reverse acquisition in connection with our 1998 recapitalization, the historical financial statements of the Company were replaced with the historical financial statements of Wing. As a result, the statement of operations for 1998 only includes the operations of the Company and Darby from October 3, 1998. The financial statements as of and for the year ended December 31, 1997 only include the operations and accounts of Wing. Additionally, the operations of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, together, “Darby-South,” since merged into Door Holdings, Inc.) are included since its date of acquisition, January 27, 1999, the operations of Heat, Inc. (“Heat,” renamed Atrium Vinyl, Inc.) and Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies) are included since their respective dates of acquisition, May 17, 1999, and the operations of Ellison are included since its date of acquisition,

October 25, 2000. The December 31, 2001 and 2000 balance sheet data includes the accounts of the Company, Wing, Darby, Darby-South, Heat, Champagne, Ellison and each of their respective subsidiaries.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	1997	1998	1999	2000	2001

	(Dollars in thousands)
Income Statement Data:
Net sales	$99,059	$211,059	$498,456	$496,247	$524,899
Income (loss) before income taxes and extraordinary charge	1,391	(3,679)	6,805	(78,549)	(10,416)
Net income (loss)	696	(3,656)	(136)	(79,759)	(12,611)
Balance Sheet Data (end of period):
Total assets	$55,383	$360,381	$484,740	$545,733	$488,519
Total debt	32,238	225,577	345,551	377,504	339,951
Other Data
EBITDA(1)	$5,836	$14,761	$55,394	$5,923	$65,159
Depreciation and amortization	1,492	4,158	14,061	16,483	24,415
Stock compensation expense	—	3,851	128	—	582
Interest expense	2,953	10,431	32,514	40,251	46,823
Securitization expense	—	—	—	—	1,532
Cash Flows provided by (used in):
Operating activities	$1,148	$(10,253)	$8,835	$(4,441)	$50,411
Investing activities	(11,763)	(125,184)	(108,480)	(89,780)	(10,596)
Financing activities	10,609	135,403	100,939	97,573	(43,214)

Note:	EBITDA amounts presented above are not pro forma for the acquisitions and/or divestitures that occurred during the years presented.

(1)	EBITDA represents income before interest, securitization expense, income taxes, extraordinary charge, depreciation and amortization, special charges, stock compensation expense, special writedown of inventory of $1,010 in 2001 (included in cost of goods sold) related to the shutdown of our Woodville, Texas facility, and certain non-recurring expenses. The special charges of $1,213 during 2001 related to the shutdown of our Woodville, Texas facility and to non-capitalizable legal fees incurred to amend our credit agreement. The special charges of $27,739 in 2000 were primarily related to the divestitures of the Wing and Wood operations. The special charges of $1,886 in 1999 were related to severance paid to the former CEO. We believe it is appropriate to exclude these special charges to provide investors a more accurate understanding of our ongoing operations. While we do not intend for EBITDA to represent cash flow from operations as defined by GAAP and we do not suggest that you consider it as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity, we include it herein to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe EBITDA provides investors and analysts in the building materials industry the necessary information to analyze and compare our historical results on a comparable basis with other companies on the basis of operating performance, leverage and liquidity. However, as EBITDA is not defined by GAAP, it may not be calculated on the same basis as other similarly titled measures of other companies within the building materials industry.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements which appear elsewhere in this Form 10-K.

The Recapitalization

      On August 3, 1998, we entered into a Merger Agreement with Atrium Corporation, our then direct subsidiary, and certain securityholders to acquire all of the outstanding capital stock of Atrium Corporation for $225.0 million, through a series of transactions described below and referred to as our 1998 recapitalization. Atrium Corporation owned 100% of the outstanding capital stock of Atrium Companies prior to the merger. In connection with the merger, GE Investment Private Placement Partners II, a Limited Partnership, referred to as GEIPPPII, and Ardatrium L.L.C. formed us by acquiring all of our outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of the General Electric Company. Ardatrium L.L.C. is an affiliate of Ardshiel, Inc., referred to as Ardshiel, a private equity investment firm based in Connecticut.

      Our acquisition of Atrium Corporation was effected through a merger on October 2, 1998 of one of our wholly-owned subsidiaries with and into Atrium Corporation pursuant to the terms of the Merger Agreement. Prior to the merger, we contributed $50.0 million to Atrium Corporation in exchange for all of its outstanding common stock. As a result of the merger, Atrium Corporation became our direct wholly-owned subsidiary, and Atrium Companies became our indirect wholly-owned subsidiary.

      In connection with the merger, GEIPPPII and an affiliate of Ardshiel recapitalized Wing and Darby and contributed them to Atrium Companies. As a part of our 1998 recapitalization, GEIPPPII and an affiliate of Ardshiel contributed to Atrium Companies $50.0 million from the sale of our common stock and $52.0 million in the implied asset value of the Wing and Darby businesses. In October 2000, Atrium Corporation was merged into us and we were subsequently renamed Atrium Corporation. As a result of the merger of Atrium Corporation into us, Atrium Companies became our direct wholly-owned subsidiary.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to revenue recognition, recoverability of goodwill, allowance for doubtful accounts, inventory reserves and actuarially determined insurance reserves. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue recognition. Our revenue recognition policy is significant because our sales are a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions, delivery expense and sales returns and allowances. Revenue is recognized from the sale of windows and patio doors and related components at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. We offer our customers the right to return products that do not function properly or are defective. Estimates are used to derive sales returns and allowances, commissions, delivery expense, and allowances for doubtful accounts. We follow very specific and detailed guidelines in measuring revenue. However, certain judgments affect the application of our revenue policy. Revenue results can be difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.

•	Goodwill and Long-Lived Assets. We assess the impairment of goodwill and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill, management must make assumptions regarding the estimated cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge. Factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected history or projected future operating results.

•	Significant changes in the manner of our use of the acquired assets or the strategy of our overall business.

•	Significant negative industry or economic trends.

•	Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Additionally, we take into consideration the current financial condition of our customers, historical experience and any specific customer collection issues we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory reserves. Inventories are valued at the lower of cost (last-in, first-out) or market. We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for its products and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required.

•	Self-insurance reserves. We are self-insured and provide reserves for estimated medical and workers’ compensation claims and incurred but not reported claims. We take into consideration the status of current and historical claims and actuarial calculations of such claims to determine the reserve amounts. If current or future claims are higher than estimated, additional reserves may be required.

Results of Operations (in thousands, except percentages)

      The following table sets forth for the periods indicated, information derived from our consolidated statements of operations expressed as percentage of net sales.

	Year Ended December 31,

	2001	2000	1999

NET SALES	100.0%	100.0%	100.0%
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown)	67.6	74.8	68.4

Gross profit	32.4	25.2	31.6
OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock option and amortization expense)	22.1	25.4	21.6
Securitization expense	0.3	—	—
Stock option compensation expense	0.1	—	—
Amortization expense	2.7	2.0	1.7

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	25.2	27.4	23.3
Special Charges	0.2	5.6	0.4

	25.4	33.0	23.7

Income (loss) from operations	7.0	(7.8)	7.9
INTEREST EXPENSE	8.9	8.1	6.5
OTHER INCOME (LOSS), net	—	0.1	—

Income (loss) before income taxes and extraordinary charge	(1.9)	(15.8)	1.4
PROVISION (BENEFIT) FOR INCOME TAXES	0.3	0.2	1.0

Income (loss) before extraordinary charge	(2.2)	(16.0)	0.4
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2001 and $1,142 in 1999)	0.2	—	0.4

NET INCOME (LOSS)	(2.4)%	(16.0)%	(0.0)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Net sales increased by $28,652 from $496,247 in 2000 to $524,899 in 2001, or approximately 5.8%. Net sales in 2001 increased principally as a result of the acquisition of Ellison during the fourth quarter of 2000. Ellison’s net sales increased by $118,194 from $19,091 in 2000 to $137,285 in 2001. Additionally, the increase during 2001 was partially due to increases from our vinyl operations (excluding the Ellison acquisition) as a result of increased demand for vinyl windows. Net sales at these operations increased $8,414, or 5.6% compared to 2000. The increase during 2001 was partially offset by the decrease from the divestiture of the Wing and Wood operations during 2000. Wing’s net sales decreased from $84,154 in 2000 to $0 in 2001 and the net sales of Wood decreased from $7,852 in 2000 to $0 in 2001. The increase during 2001 was also offset by decreases from our aluminum operations as a result of inclement weather in the first quarter and softer demand related to its aluminum extrusion operations in 2001. Net sales at these operations decreased $11,636, or 4.8%, compared to 2000.

      Cost of Goods Sold. Cost of goods sold improved from 74.8% of net sales during 2000 to 67.6% of net sales during 2001. The improvement as a percentage of net sales was primarily attributable to the divestitures of the Wing and Wood operations. The cost of goods sold as a percentage of net sales during 2000 for Wing and Wood was 82.1% and 128.4%, respectively. This improvement was partially offset by increases at our aluminum and vinyl operations. Cost of goods sold at the aluminum operations increased from 74.6% of net sales during 2000 to 77.3% of net sales during 2001. The increase was due to a number of factors including energy surcharges on materials, higher insurance costs related to workers compensation and health insurance, expenses associated with plant consolidations and lease costs at new facilities. The increase was also due to the special writedown of inventory of $1,010 related to the closure of the Woodville, Texas facility and the associated product line rationalization, compared to inventory writedowns of $5,338 and $1,868 in 2000 related to the Wing and Wood divestitures. Cost of goods sold at the vinyl operations increased from 63.7% of net sales during 2000 to 64.7% of net sales during 2001. The increase was primarily due to the acquisition of Ellison during 2000. Ellison had cost of goods sold of 66.2% of net sales during 2001. The LIFO benefit during 2001 was $1,116 and the LIFO expense during 2000 was $1,541. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses decreased $10,064 from $125,991 during 2000 (25.4% of net sales during 2000) to $115,927 during 2001 (22.1% of net sales during 2001). The decrease was primarily due to the divestitures of Wing and Wood during 2000. Wing’s selling, delivery, general and administrative expenses decreased from $32,067 during 2000 to $0 during 2001. The Wood operation’s selling, delivery, general and administrative expenses decreased from $3,731 during 2000 to $0 during 2001. The decrease during 2001 was partially offset by the acquisition of Ellison during the fourth quarter of 2000. Ellison’s selling, delivery, general and administrative expenses increased $22,006 from $3,607 during 2000 to $25,613 during 2001. Excluding the Ellison acquisition during 2000, the aluminum operations increased from 17.2% of net sales during 2000 to 18.5% of net sales during 2001 and the vinyl operations improved from 27.8% of net sales during 2000 to 26.5% of net sales during 2001. The general and administrative expense includes $695 of gain on sale of assets during 2000 and $1,798 of gain on sale of assets during 2001. The 2000 gain includes $446 from the sale of idle facilities and the 2001 gain includes $1,741 from the sale of our vinyl extrusion operation of Thermal Industries, Inc.

      Securitization Expense. During 2001, we incurred securitization expense of $1,532 on the sale of our accounts receivable, which included $878 of fees associated with the placement of our accounts receivable securitization facility and a loss on the sale of accounts receivable of $654, which represented the interest expense component of the transaction.

      Amortization Expense. Amortization increased $4,540 from $9,870 during 2000 to $14,410 during 2001. The increase was largely due to increased amortization of goodwill recorded in connection with the acquisition of Ellison during October 2000.

      Stock Compensation Expense. Stock compensation expense increased from $0 during 2000 to $582 during 2001. The increase was due to the repurchase of outstanding options from former employees during 2001 and payment for services rendered in the form of our common stock to Ardshiel, Inc.

      Special Charges. During 2001, we recorded one-time charges of $1,213, of which $910 related to the shutdown of our Kel-Star facility and $303 related to non-capitalizable legal fees incurred to amend our credit agreement. During 2000, we recorded a one-time charge of $27,739, of which $24,585 related to the write-off of certain intangible assets and the writedown of certain assets related to the sale of Wing and $1,251 related to the writedown of certain assets and charges for idle facilities at Wood. Special charges were recorded in the amount of $539 for non-capitalizable legal fees associated with the amendment of our credit agreement. Additionally, we recorded $1,364 for severance benefits incurred in connection with the separation agreement entered into between us and the former Chief Executive Officer.

      Interest Expense. Interest expense increased by $6,572 from $40,251 during 2000 to $46,823 during 2001. The increase in interest expense was due primarily to the additional debt of $38,000 incurred under our credit facility and $36,500 of senior pay-in-kind notes issued in connection with the acquisition of Ellison. The increase in interest expense includes the amortization of additional deferred financing costs incurred in connection with the Ellison acquisition.

      Extraordinary Charge. Extraordinary charge increased from $0 during 2000 to $837 during 2001. Extraordinary charge in 2001 consisted of the write-off of a pro-rata portion of deferred financing costs of $837 in connection with the $20,000 prepayment of debt under our credit agreement from the proceeds of our securitization of accounts receivable.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net Sales. Net sales decreased by $2,209 from $498,456 in 1999 to $496,247 in 2000, or approximately 0.4%. Net sales in 2000 decreased principally as a result of decreases at Wing and Wood during the year. Wing’s net sales decreased by $68,002 from $151,841 during 1999 to $83,839 during 2000 and Wood’s net sales decreased by $8,508 from $16,156 during 1999 to $7,648 during 2000. During the second and third quarter of 2000, net sales from Wing declined prior to its divestiture, as its largest customer, The Home Depot, began shifting its business to other interior door manufacturers. The declines at Wood prior to their divestiture were due to our efforts to eliminate less-profitable sales territories. The decrease during the year was also attributable to a decline at Darby which was the result of eliminating single-family installations and focusing exclusively on multi-family installations. The decrease during 2000 was partially offset by the increase from the acquisitions of Heat and Champagne, which were acquired during the second quarter of 1999. During 2000, these acquisitions had a combined increase in net sales of $33,385, or 47.7%. On October 25, 2000, we also acquired Ellison, which had net sales of $19,091 subsequent to the acquisition. The decrease during 2000 was also partially offset by increases (exclusive of the 1999 and 2000 acquisitions) that included approximately $18,880 from our aluminum window operations, or a 9.8% growth rate, and $4,100, or a 10.8% growth rate, at our vinyl window operations.

      Cost of Goods Sold. Cost of goods sold increased from 68.4% of net sales during 1999 to 74.8% of net sales during 2000. The increase as a percentage of net sales was due largely to increases at Wing and Wood. Wing experienced increases in material costs, up from 58.7% of net sales during 1999 to 82.1% of net sales during 2000, primarily the result of a $5,338 writedown of inventory that was recorded during the second and third quarters of 2000. This writedown related to its divestiture and $12,609 of price concessions made to move remaining inventories. Wood’s cost of goods sold increased from 79.5% of net sales during 1999 to 128.4% of net sales during 2000. The increase at Wood was primarily due to material costs relating to the $1,868 writedown of inventory and $1,277 of price concessions made to move remaining inventories. The increase was also attributable to the aluminum and vinyl operations. The aluminum operations had costs of goods sold of 71.3% of net sales during 1999 compared to 74.6% of net sales during 2000. The increases at the aluminum operations were the result of higher insurance and lease costs at new facilities. The vinyl operations had costs of goods sold of 60.3% of net sales during 1999 compared to 63.7% of net sales during 2000. The increases at the vinyl operations were primarily due to the acquisition of Ellison during 2000. Ellison had cost of goods sold of 65.5% of net sales during 2000 from the date it was acquired. The LIFO expense during 2000 was $1,541 and the LIFO benefit was $75 during 1999. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $18,290 from $107,701 (21.6% of net sales during 1999) to $125,991 (25.4% of net sales during 2000). Wing’s selling, delivery, general and administrative expenses were up from 20.7% of net sales during 1999 to 37.8% of net sales during 2000, due to increased labor, freight expense and shut down expenses surrounding the divestiture during 2000. The remaining increase was largely due to the inclusion of selling, delivery, general and administrative expenses of Heat and Champagne for the full year, which have higher selling expenses as a percentage of net sales. The combined Heat and Champagne selling, delivery, general and administrative expenses were $30,747 (29.7% of net sales) during 2000, an increase of $11,636 over 1999 (27.3% of net sales). Excluding the acquisitions during 1999 and 2000, the aluminum operations improved from 21.0% of net sales during 1999 to 20.0% of net sales during 2000 and the vinyl operations improved from 26.5% of net sales during 1999 to 26.2% of net sales during 2000. Additionally, delivery expenses increased due to increased fuel costs.

      Amortization Expense. Amortization expense increased $1,153 from $8,717 during 1999 to $9,870 during 2000 due to amortization of goodwill recorded in connection with the acquisitions of Heat and Champagne in 1999 and Ellison in 2000. The increase was partially offset by the write-off of capitalized software costs and goodwill in connection with the divestiture of Wing during 2000.

      Special Charges. During 2000, we recorded a one-time charge of $27,739, of which $24,585 related to the write-off of certain intangible assets and the writedown of certain assets related to the sale of Wing and $1,251 related to the writedown of certain assets and charges for idle facilities at the Wood operations. During 2000, special charges were recorded in the amount of $539 for non-capitalizable legal fees associated with the amendment of our credit facility. Additionally, we recorded $1,364 for severance benefits incurred in connection with the separation agreement entered into between us and the former Chief Executive Officer hired in March 2000. During the first quarter of 1999, we recorded a one-time charge of $1,886 for severance benefits incurred in connection with the separation agreement entered into between us and our former President and Chief Executive Officer.

      Interest Expense. Interest expense increased $7,737 from $32,514 during 1999 to $40,251 during 2000. The increase in interest expense was due primarily to the $175,000 senior subordinated notes we issued on May 17, 1999. The notes were issued in connection with the acquisitions of Heat and Champagne and are due May 1, 2009. In addition, the increase in interest expense includes the amortization of deferred financing, accretion of the discount recorded in connection with the issuance of the $175,000 senior subordinated notes, interest on additional term loan borrowings and a higher average revolving credit balance during 2000. The increase in interest expense was partially offset from gains of $327 during 2000 from interest rate collars.

Liquidity and Capital Resources

      Cash generated from operations, availability under our credit facility and availability under our accounts receivable securitization facility are our principal sources of liquidity. During 2001, cash was primarily used for capital expenditures and debt payments. Net cash provided by operating activities was $50,411 during 2001 compared to cash used in operating activities of $4,441 during 2000. The increase was primarily related to the proceeds received from the accounts receivable securitization facility of $27,400. The increase was also due to improvements in working capital management. Cash flows used in investing activities decreased from $89,780 during 2000 to $10,596 during 2001. The decrease was primarily due to the acquisition of Ellison during 2000 of $99,276, which was offset by the proceeds of $24,355 received from the sales of Wing and Wood during 2000. Net cash used in financing activities was $43,214 during 2001 compared to net cash provided by financing activities of $97,573 during 2000. Cash used in financing activities during 2001 consisted of a $20,000 prepayment of the term loans as a result of proceeds received from the accounts receivable securitization facility, as well as $19,000 of net payments on the revolving credit facility, paid from cash provided by operating activities. Cash provided from financing activities during 2000 included proceeds from issuance of common stock of $26,500, term loan borrowings of $38,000, and the issuance of $36,500 senior pay-in-kind notes, all of which were necessary to fund the acquisition of Ellison.

      The following table summarizes our contractual obligations at December 31, 2001, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due by Period

				2005 and
	2002	2003	2004	thereafter	Total

	(Dollars in thousands)
CONTRACTUAL OBLIGATIONS:
Long-term debt	$6,191	$5,485	$3,904	$326,557	$342,137
Interest rate swaps fair value	1,448	6,821	—	—	8,269
Non-cancellable operating lease obligations	13,414	12,871	11,688	65,554	103,527
Letters of credit	2,645	—	—	—	2,645
Aluminum purchase commitments	18,124	—	—	—	18,124

Total contractual cash obligations	$41,822	$25,177	$15,592	$392,111	$474,702

      Long-term debt consists of borrowings under our credit facility, $175,000 of senior subordinated notes and $36,500 of senior pay-in-kind notes. The credit facility term borrowings require quarterly principal and interest payments. The senior subordinated notes require semi-annual interest payments only and are due in May 2009. The senior pay-in-kind notes accrete at 15%. We may, at our option, prepay the revolving credit facility or term loans without premium or penalty.

      The credit agreement, senior subordinated notes and senior pay-in-kind notes require us to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisitions and asset sales, capital expenditures, sale-leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the senior subordinated notes, and prepayment or repurchase of other indebtedness. The credit agreement and senior pay-in-kind notes require us to meet certain financial tests pertaining to interest coverage, fixed charge coverage and leverage. As of December 31, 2001, we were in compliance with all related covenants.

      The credit agreement, senior subordinated notes and senior pay-in-kind notes contain customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      We have two interest rate swaps each of which have negative fair values at December 31, 2001. The notional amount, fair value and expiration dates of the swaps are $37,500, ($1,448) and December 2002 and $100,000, ($6,821) and November 2003.

      We have various outstanding operating leases for office and manufacturing space, automobiles and machinery and equipment.

      We have various letters of credit outstanding related to certain of our insurance policies and facility leases.

      In connection with our accounts receivable securitization facility executed in 2001, we formed a special purpose funding subsidiary to facilitate the sale of pools of trade receivables. The special purpose entity is consolidated with us. At December 31, 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity or market or credit risk that could arise if we had engaged in such relationships.

Other Capital Resources

      In connection with our 1998 recapitalization, Atrium Companies entered into a Credit Agreement providing for a revolving credit facility in the amount of $30,000, which was increased to $40,000 in September 1999. In connection with the acquisition of Ellison, the revolving credit facility was increased to $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, we have an accounts receivable securitization facility which will make additional funds available to us depending on our accounts receivable levels. At December 31, 2001, there was $44,355 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,645. As of March 27, 2002, there was cash of $789 and $41,855 of availability under the revolving credit facility, net of borrowings of $2,500 and outstanding letters of credit totaling $2,645. At December 31, 2001, there was $22,600 of availability under the accounts receivable securitization facility, subject to borrowing base requirements, net of securitizations of $27,400. As of March 27, 2002, there was $26,200 available under the accounts receivable securitization facility, net of securitizations of $23,800.

Capital Expenditures

      We had net cash capital expenditures of $7,984 during 2001, compared to $11,689 and $8,111 during 2000 and 1999, respectively. The 2001 capital expenditures are net of proceeds received from the sale of assets of $6,120. The proceeds primarily related to the sale of two of our buildings and the sale of our vinyl extrusion operation of Thermal Industries, Inc. Capital expenditures during 2001 were largely a result of our continued efforts to increase efficiency through automation of our various divisions, as well as to increase plant capacity at the Dallas-based aluminum and vinyl operations. We expect capital expenditures (exclusive of acquisitions, if any) in 2002 to be approximately $13,500, however, actual capital requirements may change based on management and strategic decisions.

      Moreover, our ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control.

Inflation, Trends and General Considerations

      We have evaluated and expect to continue to evaluate possible acquisitions on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to acquisition candidates. Our performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation and unemployment. In the near term, we expect to operate in an environment of relatively stable levels of construction and remodeling activity. However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters of our fiscal year. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of our subsidiaries is greater from late in the first quarter of our fiscal year until early in the fourth quarter of our fiscal year.

Market Risk

      We are exposed to market risks related to changes in interest rates and commodity pricing. We use derivative financial instruments on a limited basis to hedge economic exposures. We do not enter into derivative financial instruments or other financial instruments for speculative trading purposes.

Interest Rate Risk

      We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance any future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates. We manage our borrowing exposure to changes in interest rates by utilizing a combination of fixed and variable rate debt instruments. In addition, as of December 31, 2001, we hedged our exposure on a portion of our variable rate debt by entering into interest rate swap agreements to lock in a fixed rate. At December 31, 2001, approximately 100% of the carrying values of our long-term debt was either at fixed interest rates or covered by interest rate swap agreements that fixed the interest rates.

      The following table presents principal cash flows of variable rate debt by maturity date and the related average interest rate. The table also presents the notional amount of the swaps and their expected future interest rates. The notional amount is used to calculate the contractual payments to be exchanged. The interest rates are weighted between the various loans based on debt outstanding and are estimated based on implied forward rates using a yield curve at December 31, 2001.

Expected Maturities (dollars in thousands)

	2002	2003	2004	2005	2006	Total	Fair Value

Liabilities
Variable-rate debt	$6,168	$5,480	$3,904	$57,440	$64,720	$137,712	$137,712
Average interest rate	6.70%	8.80%	9.51%	9.90%	10.03%	—	—
Interest Rate Derivatives
Notional amount	—	$100,000	—	—	—	$100,000	$(6,821)
Average pay rate	6.66%	6.66%	—	—	—	—	—
Average receive rate	2.23%	3.33%	—	—	—	—	—
Notional amount	$37,500	—	—	—	—	$37,500	$(1,448)
Average pay rate	6.15%	—	—	—	—	—	—
Average receive rate	2.02%	—	—	—	—	—	—

Commodity Pricing Risk

      We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, resins, compounds, glass, PVC and aluminum. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases onto our customers and, as a result, gross margins could decline significantly. We manage some of our exposure to commodity pricing risk through purchasing aluminum forward commitments. The following is information related to aluminum forward commitments at December 31, 2001:

Forward commitments, expected to mature during 2002
Contract volumes:
Fixed prices	23,825,000 pounds
Floating prices	21,335,000 pounds
Contract amount	$18,124
Fair value	$17,525

Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

      We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required, which required us to record the market value of our swaps as an adjustment to equity (see Financial Statements Note 4). SFAS No. 133, as amended, is not expected to have a material impact on our future consolidated results of operations, financial position or cash flows.

      In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125” (“SFAS No. 140”). SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. We adopted SFAS No. 140 in the third quarter upon consummation of the accounts receivable securitization transaction (see Financial Statements Note 5).

      In July 2001, the FASB issued SFAS No. 141, “Business Combination” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 141”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. We do not expect the adoption of SFAS No. 141 to have any impact on us. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for us on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

      We are currently assessing the impact of SFAS No. 142 and have not yet determined the full effect this statement will have on our consolidated financial position or results of operations. We have estimated that the pretax reduction in annual amortization expense will be approximately $11,725.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for us on January 1, 2003. We are currently assessing the impact of SFAS No. 143 and have not yet determined the effects, if any, it will have on our consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for the us on January 1, 2002. We are currently assessing the impact of SFAS No. 144 and have not yet determined the effects, if any, it will have on our consolidated financial position or results of operations.

Item 8.     Financial Statements and Supplementary Data

      The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table provides information concerning our directors and the executive officers:

Name	Age	Position

Jeff L. Hull	36	President, Chief Executive Officer and Director
Eric W. Long	33	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Robert E. Burns	36	Executive Vice President and Co-Chief Operating Officer
C. Douglas Cross	46	Executive Vice President and Co-Chief Operating Officer
Cliff Darby	37	President of R.G. Darby Company, Inc. and Total Trim, Inc
Daniel T. Morley	49	Chairman of the Board of Directors
Roger A. Knight	42	Director
Andreas Hildebrand	34	Director
John C. Deterding	70	Director
Nimrod Natan	38	Director
John Ellison, Jr.	55	Director
Dennis M. McCormick	49	Director

      *Christopher M. Unrath resigned from the position of Director effective as of August 28, 2001.

      *James G. Turner resigned from the position of Director effective as of February 23, 2001.

      Jeff L. Hull has served as Chief Executive Officer of Atrium Corporation and Atrium Companies, Inc. since 2000 and President and Director of Atrium Corporation and Atrium Companies, Inc. since 1999. Prior to 2000, Mr. Hull was the Chief Financial Officer of Atrium Corporation and Atrium Companies, Inc. from 1996. Mr. Hull also served as Executive Vice President of Atrium Corporation and Atrium Companies, Inc. from 1998 to 1999, Secretary of Atrium Corporation from 1998 to 2000, Secretary of Atrium Companies, Inc. from 1996 to 2000 and Treasurer of Atrium Corporation from 1998 to 2000 and of Atrium Companies, Inc. from 1996 to 2000. Prior to joining us, Mr. Hull was Director of Asset/ Liability Management of AmVestors Financial Corporation (NYSE:AMV) and he was a manager with the accounting firm of Deloitte & Touche L.L.P. Mr. Hull is a certified public accountant.

      Eric W. Long has served as Executive Vice President of Atrium Corporation and Atrium Companies, Inc. since 2001, Chief Financial Officer, Treasurer and Secretary of Atrium Corporation and Atrium Companies, Inc. since 2000. Mr. Long also served as Corporate Controller of Atrium Corporation and Atrium Companies, Inc. from 1996 to 2000. Prior to 2000, Mr. Long served as Assistant Secretary of Atrium Corporation and Atrium Companies, Inc. from 1996 and Vice President of Finance of Atrium Corporation and Atrium Companies, Inc. from 1999 to 2000. Prior to 1996, Mr. Long was a financial analyst with Applebee’s International, Inc. and was with the accounting firm of Deloitte & Touche L.L.P. Mr. Long is a certified public accountant.

      Robert E. Burns has served as Executive Vice President and Co-Chief Operating Officer of Atrium Corporation and Atrium Companies, Inc. since December 2001, Chief Operating Officer of Aluminum Operations of Atrium Companies, Inc. since December 2000. Mr. Burns joined Atrium Companies, Inc. in January 2000 as Senior Vice President of Operations in which capacity he served until December 2000. Prior to that, Mr. Burns was Vice President of Operations of Baldwin Hardware, a division of Masco Corp. (NYSE: MAS) from March 1996. Prior to joining Masco Corp., Mr. Burns was a management consultant with Universal Scheduling Company.

      C. Douglas Cross has served as Executive Vice President and Co-Chief Operating Officer of Atrium Corporation and Atrium Companies, Inc. since December 2001 and Chief Operating Officer of Vinyl Operations of Atrium Companies, Inc. since October, 2000. Prior to October 2000, Mr. Cross was President and Chief Operating Officer of Ellison Windows and Doors since 1988. Mr. Cross had been with Ellison Windows and Doors since 1985. Prior to that, he was a commercial loan officer with First Union Bank.

      Cliff Darby has served as President of R.G. Darby, Inc. and Total Trim, Inc. since 1997. Mr. Darby has worked for Darby since 1985, holding numerous roles, including managerial, sales and administrative positions.

      Daniel T. Morley has served as Chairman of the Board of Directors of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Morley has also been a Managing Partner of Ardshiel since 1994. Mr. Morley has served as Co-President of Ardshiel since 1997. Mr. Morley also serves as Chairman of Astro Textiles Holdings, Inc. and HBG Building Products, Inc., is a Director of Infigen, Inc. and Avanti Petroleum, Inc., and holds positions with several other privately held companies.

      Roger A. Knight has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Knight has been a principal of Ardshiel since May 1998. Mr. Knight is also a Director of Astro Textiles Holdings, Inc., HBG Building Products, Inc., Infigen, Inc. and Offshoots, Inc. Prior to joining Ardshiel, he was Managing Director and a member of the Management Committee of Coopers & Lybrand Securities, Inc., the wholly-owned investment banking subsidiary of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers LLP).

      Andreas Hildebrand has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Hildebrand is Vice President of GE Investments. He has served in other capacities with GE Investments during the past five years. Mr. Hildebrand is also a Director of Eagle Family Foods Holdings, Inc., Astro Textiles Holdings, Inc., HBG Building Products, Inc. and several other privately held companies.

      John C. Deterding has served as a Director of Atrium Corporation and Atrium Companies, Inc. since November 1998. Mr. Deterding has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993, he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. Mr. Deterding is also a Director of Patriot American Hospitality, BlackRock Asset Investors and AMRESCO Capital Trust and a former member and trustee of the Urban Land Institute.

      Nimrod Natan has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 1998. Mr. Natan has been a principal of Ardshiel since 1997. Mr. Natan also serves as Chief Executive Officer of Astro Textiles Holdings, Inc. and is a director of Infigen, Inc. Prior to joining Ardshiel in 1997, Mr. Natan was a management consultant with Gemini Consulting.

      John Ellison, Jr. has served as a Director of Atrium Corporation and Atrium Companies, Inc. since October 25, 2000. He has also held the position of President and Chief Executive Officer of the Ellison Company, Inc. since 1972. Mr. Ellison is also a director of First Union National Bank of Greensboro and of Carolina Tractor, Inc.

      Dennis M. McCormick has served as a Director of Atrium Corporation and Atrium Companies, Inc. since November 2000. In addition, Mr. McCormick has served as Co-President of Ardshiel since 1994. Mr. McCormick has also served as Chairman of the Board of Directors of Infigen, Inc. and Avanti Petroleum, Inc. since 1994. Mr. McCormick also serves as a Director of Astro Textiles Holdings, Inc. and HBG Building Products, Inc. Mr. McCormick was Chairman of the Board of Directors of Cellu Tissue Corporation from 1995 to 1997.

Item 11.     Executive Compensation

Executive Compensation and Other Information

      Compensation of Named Executive Officers. The following table provides certain summary information for each of the years ended December 31, 2001, 2000 and 1999, concerning compensation paid to or accrued by us for or on behalf of our Chief Executive Officer and the four other most highly compensated persons whose individual combined salary and bonus exceeded $100,000 during such period:

Annual Compensation

					Long-Term
					Compensation
				Other Annual	Securities
				Compensation	Underlying	All Other
Name and Principal Position(1)	Year	Salary($)	Bonus($)	($)(1)	Options(#)(2)	Compensation($)

Jeff L. Hull	2001	300,000	275,625	—	—	—
President, Chief Executive	2000	300,000	281,500	—	1,750	—
Officer and Director	1999	250,000	150,000	—	425	75,000	(3)
Eric W. Long	2001	175,000	59,063	—	—	—
Executive Vice President,	2000	130,000	65,000	—	—	—
Chief Financial Officer,	1999	120,000	50,000	—	—	20,000	(3)
Treasurer and Secretary
Robert E. Burns*	2001	200,000	78,750	—	—	—
Executive Vice President	2000	160,000	100,000	—	200	30,000	(4)
and Co-Chief Operating	1999	—	—	—	—	—
Officer
C. Douglas Cross**	2001	200,000	78,750	—	—	—
Executive Vice President and	2000	30,000	25,000	—	500	—
Co-Chief Operating Officer	1999	—	—	—	—	—
Cliff Darby	2001	186,000	130,000	—	—	—
Divisional President,	2000	186,000	100,000	—	—	—
Darby Group of Companies	1999	156,000	135,000	—	—	—

*	Mr. Burns joined us on January 24, 2000. Accordingly, no compensation was paid to Mr. Burns in 1999.

**	Mr. Cross joined us on October 25, 2000. Accordingly, no compensation was paid to Mr. Cross during 1999.

(1)	Perquisites related to insurance and benefit plans, automobile and expense allowances are excluded since the aggregated amounts are the lesser of $50,000 or 10% of the total annual salary.

(2)	All share amounts are adjusted for our December 31, 2001 reverse stock split of 1,000 for one.

(3)	Amount represents stay-on bonus paid for completing one year of service after our 1998 recapitalization.

(4)	Amount represents expenses reimbursed for moving costs, grossed-up for applicable taxes.

      Option Grants During 2001. No option grants were made to the named executive officers during the year ended December 31, 2001.

      Aggregated Option Exercises and Fiscal-Year-End Option Values. The following table sets forth option exercises by the named executive officers and value of in-the-money unexercised options held at December 31, 2001.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at FY-End(#)(1)		Options at FY-End
	Acquired on	Value
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable(2)	Unexercisable(2)

Jeff L. Hull	150	$195,000	2,289	1,044	$431,379	$31,021
Eric W. Long	—	—	112	58	58,350	17,400
Robert E. Burns	—	—	80	120	4,000	6,000
Cliff Darby	—	—	1,181	117	160,250	34,950
C. Douglas Cross	—	—	100	400	—	—

(1)	Represents options held by the named individual to purchase our common stock.

(2)	Based on the fair market value of the option shares at fiscal year end of $1,300 per share less the exercise price per share payable for such shares.

1998 Stock Option Plan

      The D and W Holdings, Inc. 1998 Stock Option Plan, as amended, or the 1998 plan, which provides for the grant of options to purchase our common stock to our key employees and eligible non-employees, was adopted in connection with our 1998 recapitalization. The 1998 plan provides for the grant of options to purchase up to 14,991 shares of our common stock. As of December 31, 2001, a total of 9,008 options to purchase shares of our common stock were outstanding under the 1998 plan.

      All options granted thus far are non-qualified options, which do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. Options granted under the 1998 plan generally have a term of ten years from the date of grant and vest in equal installments annually over three to five years dependent on continued employment. No option is exercisable until it has vested. Some of the options granted in connection with our 1998 recapitalization, will vest only in connection with a value event, which is defined in the 1998 plan.

      Options are not transferable other than in accordance with the laws of descent and distribution. Upon termination for cause or voluntary termination by the optionee without good reason all vested options automatically expire. Upon termination of employment for any other reason, the optionee has the right to exercise the vested portion of any option. Also, upon termination of an optionee’s employment for any reason, we have the right to purchase outstanding options and any shares of our common stock held by the optionee as a result of the exercise of an option.

Replacement Stock Option Plan

      In addition to the 1998 plan, we adopted the D and W Holdings, Inc. Replacement Stock Option Plan, or replacement plan, relating to certain options to purchase our common stock which were granted in replacement of outstanding options of Atrium Corporation, our former subsidiary in connection with our 1998 recapitalization. Under the replacement plan, options to purchase an aggregate of 1,575 shares of our common stock were granted in exchange for outstanding options of our former subsidiary which were not exercised in our 1998 recapitalization. These options vest ratably over a period of five years on each anniversary date of the grant and have an exercise price of $10 per share. The replacement plan was amended in connection with the consummation of the Heat and Champagne acquisitions to increase the number of shares of our common stock issuable upon the exercise of options under the replacement plan to 2,575 shares. Options to purchase 531 shares of our common stock were issued under the replacement plan in exchange for outstanding options of Heat which were not exercised. As of December 31, 2001, a total of 1,383 options to purchase shares of our common stock were outstanding under the replacement plan.

      Upon termination of an optionee’s employment, we have the right to repurchase all or any portion of the replacement options held by the optionee. Upon exercise of any vested portion of a replacement option, we may require the optionee to execute a buy-sell agreement containing provisions similar to the repurchase provisions described above, as a condition to the option exercise of that option.

      The replacement plan provides that all options granted are in the form of nonqualified options, which are options that do not qualify for favored tax treatment under Section 422 of the Internal Revenue Code. The replacement options have a term of 20 years from the date of grant subject to early termination in connection with termination of employment. No option is exercisable until it is vested. Replacement options are not transferable other than in accordance with the laws of descent and distribution by an optionee, except that options may be transferred to an optionee’s family members or personal representative.

Bonus Plan

      We maintain a bonus plan providing for annual cash bonus awards to certain key employees. Bonus amounts are based on us meeting certain performance goals established by our board of directors.

Other Benefit Programs

      Our executive officers also participate in other employee benefit programs including health insurance, group life insurance, and a 401(k) plan on the same basis as our other employees.

Employment and Consulting Agreements

Mr. Hull

      Mr. Hull has entered into an employment agreement with us pursuant to which he serves as our Chief Executive Officer and President. Mr. Hull’s employment agreement has a three-year term, which commenced December 31, 2000. The term is renewable for a series of three year terms as mutually agreed to at least 30 days prior to the end of the then current term. Under the terms of Mr. Hull’s employment agreement, he is entitled to receive an annual base salary, as follows: during the period beginning on December 31, 2000 and ending on December 31, 2001, $300,000, during the period beginning on December 31, 2001 and ending on December 31, 2002, $325,000, and during the period beginning on December 31, 2002 and ending on December 31, 2003, $350,000. Mr. Hull’s salary is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Hull may receive an annual target bonus of $375,000, as adjusted, 50% of which will be payable contingent on achievement of our EBITDA plan and 50% of which will be payable contingent on achievement of certain other performance targets set by the board of directors. The annual target bonus is subject to increase at the discretion of the board of directors.

      The agreement also provides that we will make certain payments to Mr. Hull in the event

•	Mr. Hull is terminated by us without cause,

•	of a change of control, or

•	Mr. Hull terminates his employment for good reason.

      Pursuant to the agreement, Mr. Hull has agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Long

      Mr. Long entered into an employment and non-competition agreement with us pursuant to which he serves as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Long’s employment agreement has a three-year term, which commenced on January 1, 2001. Under the terms of Mr. Long’s employment agreement, he is entitled to receive an annual base salary of $185,000, as adjusted for 2002, which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Long is eligible to receive an annual incentive bonus of $100,000, as adjusted, 50% of which will be payable contingent on the achievement of our EBITDA plan and 50% of which will be payable if we meet the performance targets set by the board of directors.

      The agreement also provides that we will make certain payments to Mr. Long in the event

•	Mr. Long is terminated by us without cause,

•	of a change of control, or

•	Mr. Long terminates his employment for good reason.

      Pursuant to the agreement, Mr. Long agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Burns

      Mr. Burns entered into an employment and non-competition agreement with us pursuant to which he serves as our Co-Chief Operating Officer. Mr. Burns’ employment agreement has a three year term, which commenced on January 24, 2000. Under the terms of Mr. Burns’ employment agreement, he is entitled to receive an annual base salary of $225,000, as adjusted for 2002, which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Burns is eligible to receive an annual incentive bonus of $125,000, as adjusted, 75% of which will be payable contingent on the achievement of our EBITDA plan and 25% of which will be payable contingent on achievement of management’s objectives to be set each fiscal year by our senior officers and the board of directors.

      The agreement also provides that we will make certain payments to Mr. Burns in the event

•	Mr. Burns is terminated by us without cause,

•	of a change of control, or

•	Mr. Burns terminates his employment for good reason.

      Pursuant to the agreement, Mr. Burns agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Cross

      Mr. Cross entered into an employment and non-competition agreement with us pursuant to which he serves as our Co-Chief Operating Officer. Mr. Cross’ employment agreement has a three year term, which commenced on October 25, 2000. Under the terms of Mr. Cross’ employment agreement, he is entitled to receive an annual base salary of $225,000, as adjusted for 2002, which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Cross is eligible to receive an annual incentive bonus of $125,000, as adjusted, 75% of which will be payable contingent on the achievement of our vinyl operations EBITDA plan and 25% of which will be payable contingent on achievement of management’s objectives to be set each fiscal year by our senior officers and the board of directors.

      The agreement also provides that we will make certain payments to Mr. Cross in the event

•	Mr. Cross is terminated by us without cause,

•	of a change of control, or

•	Mr. Cross terminates his employment for good reason.

      Pursuant to the agreement, Mr. Cross agreed not to compete with us and our subsidiaries for certain specified periods.

Mr. Darby

      Mr. Darby entered into an employment agreement with us pursuant to which he serves as President of R.G. Darby Company and Total Trim, Inc. Mr. Darby’s employment agreement has a two year term which commenced on January 1, 2002. Under the terms of Mr. Darby’s employment agreement, he is entitled to receive an annual based salary of $225,000 per annum, which is subject to increase at the discretion of the board of directors. The agreement provides that Mr. Darby is eligible to receive an annual bonus which amount will be payable contingent on Darby’s EBITDA plan.

      The agreement also provides that we will make certain payments to Mr. Darby in the event

•	Mr. Darby is terminated by us without cause,

•	of a change of control, or

•	Mr. Darby terminates his employment for good reason.

      Pursuant to the agreement, Mr. Darby has agreed not to compete with us and our subsidiaries for certain specified periods.

Consulting Agreement

Mr. Ellison

      Atrium Companies entered into a consulting, non-competition and non-solicitation agreement with Mr. Ellison. The term of the agreement commenced on October 25, 2000, was amended June 2001 and will continue through October 15, 2007. Under this agreement, Mr. Ellison provides Atrium Companies with consulting services with respect to the matters or transactions of Ellison, as well as various strategies for expanding our customer base and increasing our sales. During the term of his agreement, Mr. Ellison will receive payments in the aggregate amount of $2,600,100, payable in 18 installments of $12,500 each, on the fifteenth and last day of each month beginning on October 31, 2000 and continuing thereafter to and including July 15, 2001, and 150 installments of $15,834 on the 15th and last day of each month beginning July 31, 2001 and continuing thereafter to and including October 15, 2007.

      Under the agreement, Mr. Ellison has agreed not to engage in the making, marketing, assembling, selling or distributing of the products of Ellison or any other windows or doors for sale in the United States for the term of the agreement. Mr. Ellison has also agreed not to solicit any of our employees to work for any other person or solicit any of our present or future customers during the term of the agreement.

Board of Directors

Employment and Compensation Committee

      Daniel T. Morley, Andreas Hildebrand and Roger A. Knight serve as our employment and compensation committee.

Audit Committee

      Roger A. Knight and Daniel T. Morley serve as our audit committee.

Executive Committee

      Roger A. Knight, Andreas Hildebrand and Jeff L. Hull serve as our executive committee.

Non-Employee Director Compensation

      Any member of our board of directors who is not an officer or employee does not receive compensation for serving on our board of directors. We anticipate compensating non-employee directors not affiliated with GEIPPPII or Ardshiel in the future for their service on our board.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2001, by each person who owns beneficially more than 5% of our outstanding common stock and by our directors and certain of our executive officers. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of our common stock.

	Number
	of
Name	Shares(7)		Percentage

GE Investment Private Placement Partners II, a Limited Partnership	135,655	(9)	72.5%
3003 Summer Street
Stamford, CT 06984-7900
Ardshiel, Inc.	4,132	(1)(7)(9)	2.2%
2 Greenwich Office Park
Greenwich, CT 06831
Merrill Lynch Capital Corporation	9,696	(8)	5.1%
250 Vessey Street
New York, NY 10281
The Ellison Company, Inc.	20,983	(5)(6)(9)	11.2%
706 Green Valley Road
Suite 406
Greensboro, North Carolina 27408
John Ellison, Jr.	20,983	(5)(6)(9)	11.2%
Jeff L. Hull	2,439	(7)(9)	1.3%
Eric W. Long	112	(7)(9)	*
Robert E. Burns	80	(7)(9)	*
C. Douglas Cross	1,580	(7)(9)	*
Cliff Darby	2,240	(7)(9)	1.2%
Dennis M. McCormick	4,132	(2)(3)(9)	2.2%
Daniel T. Morley	4,132	(2)(3)(9)	2.2%
Roger A. Knight	—		—
Andreas Hildebrand	—		—
John C. Deterding	—		—
Nimrod Natan	—		—
All directors and executive officers as a group (12 persons)(3)	31,566		16.9%

*	Less than 1%.

(1)	Includes (1) 1,040 shares of common stock issuable upon exercise of warrants that are currently exercisable; (2) 3,092 shares of common stock held by Ardshiel, Inc., Ardatrium L.L.C., Arddoor L.L.C., Ardwing L.L.C. and Wing Partners, L.P. which are under common control with Ardshiel, and excludes all shares of common stock held by certain of our other stockholders who have granted proxies to Ardshiel or its affiliates to vote their shares.

(2)	Mr. Morley and Mr. McCormick are each a 50% stockholder of Ardshiel.

(3)	Represents shares beneficially owned by Ardshiel and its affiliates. Mr. Morley is the Co-President and a stockholder of Ardshiel and a managing member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C., the general partner of Wing Partners, L.P. Mr. McCormick is the Co-President and a stockholder of Ardshiel and a member of Arddoor L.L.C., Ardatrium L.L.C. and Ardwing L.L.C. and a limited partner of Wing Partners, L.P. Accordingly, Messrs. Morley and McCormick may be deemed to be the beneficial owner of these shares. Messrs. Morley and McCormick disclaim beneficial ownership of these shares.

(4)	The business address for these individuals is 1341 West Mockingbird Lane, Suite 1200W, Dallas, Texas 75247.

(5)	Represents 17,137 and 3,846 shares beneficially owned by The Ellison Company, Inc. and Ellison Capital, LLC, respectively. Mr. Ellison is the President and Chief Executive Officer of The Ellison Company, Inc. and holder of a majority membership interest in Ellison Capital, LLC. Mr. Ellison may be deemed to be the beneficial owner of these shares.

(6)	John Ellison, Jr. holds directly or indirectly, the beneficial ownership in The Ellison Company, Inc. and Ellison Capital, LLC.

(7)	Includes 2,289, 112, 80, 400 and 1,181 shares of common stock issuable upon exercise of options granted to Messrs. Hull, Long, Burns, Cross and Darby, respectively.

(8)	Includes 7,757 of Class A Common Stock and 1,939 shares of Class B common stock.

(9)	Represents shares of Class A common stock, unless otherwise stated.

Item 13.     Certain Relationships and Related Transactions

The Stockholders Agreement

      GEIPPPII, Ardshiel, and certain other stockholders are parties to an amended and restated stockholders agreement which sets forth their relative rights as our stockholders.

      Under the stockholders agreement, the stockholders have agreed that the authorized number of directors should consist of up to eleven directors. GEIPPPII has the right to designate one director in the event there are less then seven directors, and two directors in the event the board of directors consists of seven or more members. In addition, (1) our Chief Executive Officer and (2) John Ellison, Jr., as long as The Ellison Company is a stockholder, each have the right to be nominated for election as a director. Ardshiel and its affiliates, are entitled to designate up to six directors.

      Subject to certain exceptions, each of the stockholders party to the agreement, except for GEIPPPII, has agreed not to sell, transfer or otherwise dispose of our equity securities. These exceptions include, among other things, transfer to affiliates and transfers pursuant to a tag-along right, drag-along right and put option that were granted to some of our stockholders. In the event that GEIPPPII intends to transfer its equity securities, each of the other stockholders party to the agreement will be entitled to purchase a pro rata portion, based on its ownership of equity securities, of the equity securities being transferred by GEIPPPII. However, in the event that such sale, transfer or disposition by GEIPPPII after October 2, 2002, GEIPPPII may require that the other stockholders party to the agreement sell all of their equity securities to the proposed transferee.

      Pursuant to the agreement, Ardshiel and its affiliates may propose or request that GEIPPPII sell or otherwise dispose of its equity securities in us to any person who is not an affiliate of Ardshiel; provided, however, that GEIPPPII has a right to refuse such transfer. If GEIPPPII exercises its right of refusal, and subject to certain conditions relating to the terms of Ardshiel’s proposal to sell, Ardshiel and its affiliates may require that GEIPPPII purchase all of our equity securities owned by Ardshiel and certain other stockholders. In addition, we and/or GEIPPPII have the right to purchase from any selling stockholder party to the agreement any or all of our parent’s equity securities proposed to be sold to a third party by the selling stockholder party to the agreement. This right of first offer does not apply in the event of transfer pursuant to, among other things, a tag-along right, drag-along right, or put option or transfer to an affiliate.

      Pursuant to the terms of the stockholders agreement, we have granted our major stockholders piggyback registration rights and demand registration rights relating to the shares of our common stock held by those stockholders.

      The stockholders agreement provides that the prior written consent of GEIPPPII is required for us to take specified fundamental corporate actions. These actions include, among other things:

•	electing members of our board of directors;

•	amending charter documents;

•	changing our corporate and financial structure;

•	issuing securities.

Management Agreement

      We are party to a management agreement dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to us with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1.9 million plus expenses. Additionally, the management agreement provides that we must offer Ardshiel the opportunity to perform investment banking services in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor. Ardshiel has the right to receive a closing fee for its services in an amount not be greater than 2% of the total purchase or sale price for such a business. The consent of GEIPPPII is required prior to the payment by us of any closing fees to Ardshiel where we are paying similar fees to other entities for similar services. Amounts paid under the management agreement in 2001 were $2.1 million ($.3 million of which was paid in the form of Atrium Corporation common stock).

      The management agreement will remain in effect until October 2, 2008. The agreement will be automatically renewed for one-year periods thereafter unless either party gives a written termination notice prior to the expiration of the initial or any extended term.

Buy-Sell Agreements

      We entered into buy-sell agreements with certain members of our management under which we may repurchase from those persons all or any portion of their shares of our common stock for a purchase price specified in these agreements after the termination of their employment. Each agreement also provides for certain restrictions on transfer.

      In addition, the buy-sell agreement entered into with Mr. Cliff Darby provided that he will have the right to require us to repurchase his shares if he is terminated for any other reason than for cause and we do not exercise our right to purchase the shares.

2001 Equity Issuance

      On May 2, 2001, we entered into subscription agreements with GEIPPPII, The Ellison Company, Inc. and Ardatrium L.L.C. under which we issued 1,153 shares of our common stock for an aggregate purchase price of $1.5 million to each of GEIPPPII and The Ellison Company, Inc., and 12 shares of our common stock for an aggregate purchase price of $15,000 to Ardatrium L.L.C. We contributed to $3.0 million from the proceeds of the issuance to Atrium Companies.

      On May 16, 2001, we entered into subscription agreements with GEIPPPII, Ellison Capital, LLC, The Ellison Company, Inc. and Ardatrium L.L.C. under which we issued 2,692 shares of our common stock for an aggregate purchase price of $3.5 million to each of GEIPPPII and Ellison Capital, LLC, and 27 shares of our common stock for an aggregate purchase price of $35,000 to Ardatrium L.L.C. We contributed $7,050,000 from the proceeds of the issuance to Atrium Companies. In addition, pursuant to the assignment and subscription agreement of The Ellison Company, Inc. and Ellison Capital, LLC, The Ellison Company, Inc. assigned all the rights and obligations under its subscription agreement of May 2, 2001 to Ellison Capital, LLC. Mr. Ellison, one of our directors, is the President and Chief Executive Officer of The Ellison Company, Inc. and holder of a majority membership interest in Ellison Capital, LLC.

Indemnification Agreements

      We entered into indemnification agreements with Jeff L. Hull, Robert E. Burns, Cliff Darby, Eric W. Long, Daniel T. Morley, Roger A. Knight, Andreas Hildebrand, John C. Deterding, Nimrod Natan, John Ellison, Jr., C. Douglas Cross and Dennis M. McCormick under which we agreed to indemnify them, if any of them becomes a party to or other participant in any threatened, pending or completed action, suit or proceeding relating to the fact that the person is or was our director, officer, employee, agent or fiduciary.

Facility Leases

      VES, Inc. was party to a facility lease agreement with Mr. Ellison, one of our directors, dated May 3, 1994. Pursuant to the terms of the lease, VES, Inc. paid to Mr. Ellison minimum monthly rent of $15,860. The term of the lease was ten years with three extension terms of five years each. The amount paid under this lease totaled approximately $174,460 in 2001. In addition, in connection with the Ellison acquisition, we assumed the obligations of The Ellison Company, Inc. under a facility lease agreement with Mr. Ellison dated May 3, 1994. Under this lease, we paid to Mr. Ellison minimum monthly rent of $113,176. The term of the lease was ten years with three extension terms of five years each. The amount paid under this lease totaled approximately $1,244,936 in 2001. These leases were terminated effective November 30, 2001 and replaced with third-party unaffiliated leases.

      Darby is party to a facilities lease agreement with Mr. R.G. Darby, a former stockholder of Darby and the father of Mr. Cliff Darby, President of Darby. Pursuant to the terms of the lease, Darby pays rent to Mr. R.G. Darby of approximately $21,700 (adjusted from $16,904 in April 2001) per month, adjusted annually for inflation. The term of the lease is fifteen years with three extension terms of five years each. Rent expense paid to Mr. R.G. Darby was approximately $246,000 in 2001. Additionally, we lease property on a month to month basis from Cliff Darby. Amounts paid under this arrangement were $21,600 in 2001.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are included in this report:

(1) FINANCIAL STATEMENTS:

The financial statements are listed in the accompanying Index to Financial Statements on page F-1 of this report.

(2) FINANCIAL STATEMENT SCHEDULES:

The financial statement schedules are presented beginning on page S-1 of this report.

(3) EXHIBITS:

The exhibits filed with or incorporated by reference in this report are listed in the Exhibit Index beginning on page E-1 of this report.

      (b) REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Registrant during the fourth quarter:

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATRIUM CORPORATION
By:

/s/ Jeff L. Hull

Jeff L. Hull
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:

/s/ Eric W. Long

Eric W. Long
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

Date: March 28, 2002

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jeff L. Hull Jeff L. Hull	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ Eric W. Long Eric W. Long	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 28, 2002

/s/ Daniel T. Morley Daniel T. Morley	Director	March 28, 2002

/s/ Roger A. Knight Roger A. Knight	Director	March 28, 2002

/s/ Nimrod Natan Nimrod Natan	Director	March 28, 2002

/s/ Dennis M. McCormick Dennis M. McCormick	Director	March 28, 2002

INDEX TO FINANCIAL STATEMENTS

Page

Atrium Corporation
Report of Independent Accountants	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Stockholders’ Equity and Other Comprehensive Loss for the years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Atrium Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and other comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Atrium Corporation and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 27, 2002

ATRIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in thousands,
	except share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,247	$4,646
Accounts receivable, net of allowance of $153 and $3,510, respectively	3,895	51,239
Retained interest in sold accounts receivable	14,373	—
Inventories	36,737	45,955
Prepaid expenses and other current assets	4,819	2,958
Deferred tax asset	1,106	1,734

Total current assets	62,177	106,532
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $15,410 and $9,727, respectively	55,755	54,640
GOODWILL, net of accumulated amortization of $26,637 and $14,911, respectively	345,239	356,674
DEFERRED FINANCING COSTS, net of accumulated amortization of $7,931 and $4,632, respectively	17,982	20,308
OTHER ASSETS, net of accumulated amortization of $6,948 and $4,263, respectively	7,366	7,579

Total assets	$488,519	$545,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$6,191	$6,211
Accounts payable	18,539	28,482
Accrued liabilities	29,695	33,104

Total current liabilities	54,425	67,797

LONG-TERM LIABILITIES:
Notes payable	333,760	371,293
Deferred tax liability	1,106	1,734
Other long-term liabilities	707	1,325
Swaps contract liability	6,821	—

Total long-term liabilities	342,394	374,352

Total liabilities	396,819	442,149

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,608

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Class A Common stock $.01 par value, 245,000 shares authorized, 170,399 and 162,766,552 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively (note 13)	2	1,627
Paid-in capital	179,526	168,901
Accumulated deficit	(95,163)	(82,552)
Accumulated other comprehensive loss	(8,269)	—

Total stockholders’ equity	76,096	87,976

Total liabilities and stockholders’ equity	$488,519	$545,733

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

	(Dollars in thousands)
NET SALES	$524,899	$496,247	$498,456
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown)	354,808	371,195	340,909

Gross profit	170,091	125,052	157,547

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	115,927	125,991	107,701
Securitization expense	1,532	—	—
Stock compensation expense	582	—	128
Amortization expense	14,410	9,870	8,717

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
EXPENSES	132,451	135,861	116,546
Special Charges	1,213	27,739	1,886

	133,664	163,600	118,432

Income (loss) from operations	36,427	(38,548)	39,115
INTEREST EXPENSE	46,823	40,251	32,514
OTHER INCOME (LOSS), net	(20)	250	204

Income (loss) before income taxes and extraordinary charge	(10,416)	(78,549)	6,805
PROVISION (BENEFIT) FOR INCOME TAXES	1,358	1,210	5,005

Income (loss) before extraordinary charge	(11,774)	(79,759)	1,800
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF
DEBT (net of income tax benefit of $0 in 2001 and $1,142 in 1999)	837	—	1,936

NET INCOME (LOSS)	$(12,611)	$(79,759)	$(136)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS ’ EQUITY

AND OTHER COMPREHENSIVE LOSS
For the Year Ended December 31, 2001, 2000, and 1999

							Accumulated
						Retained	Other
	Common Stock		Class A			Earnings	Comprehensive	Total
					Paid-in	(Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss)	Equity

	(Dollars in thousands, except share amounts)
Balance, December 31, 1998	98,041,960	$980	—	$—	$88,872	$(2,657)	$24	$87,219
Non-cash stock compensation expense	—	—	—	—	128	—	—	128
Repurchased and cancellation of shares of common stock	(335,866)	(3)	—	—	(333)	—	—	(336)
Capital contributions	—	—	—	—	635	—	—	635
Repurchased of stock options and warrants	—	—	—	—	(4,155)	—	—	(4,155)
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(136)	—	(136)
Unrealized loss on equity securities	—	—	—	—	—	—	(26)	(26)

Total comprehensive income (loss)	—	—	—	—	—	(136)	(26)	(162)

Balance, December 31, 1999	97,706,094	977	—	—	85,147	(2,793)	(2)	83,329
Issuance of common stock	4,262,823	43	—	—	5,458	—	—	5,510
Conversion of discount notes	23,691,128	236	—	—	30,562	—	—	30,798
Repurchase of common stock	(31,000)	—	—	—	(31)	—	—	(31)
Repurchase of stock options	—	—	—	—	(142)	—	—	(142)
Conversion of common stock to Class A shares	(125,629,045)	(1,256)	125,629,045	1,256	—	—	—	—
Issuance of Class A Shares	—	—	37,137,507	371	47,907	—	—	48,278
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(79,759)	—	(79,759)
Unrealized gain on equity securities	—	—	—	—	—	—	2	2

Total comprehensive income (loss)	—	—	—	—	—	(79,759)	2	(79,757)

Balance, December 31, 2000	—	—	162,766,552	1,627	168,901	(82,552)	—	87,976
Issuance of Class A Shares	—	—	8,111,536	81	10,270	—	—	10,351
Repurchase of Class A Shares	—	—	(483,241)	(4)	(484)	—	—	(488)
Repurchase of stock options	—	—	—	—	(863)	—	—	(863)
Reverse stock split 1,000 to 1	—	—	(170,224,448)	(1,702)	1,702	—	—	—
Comprehensive income (loss):
Net Income (loss)	—	—	—	—	—	(12,611)	—	(12,611)
Cumulative effect of change in accounting principle, net of tax of $0 (adoption of SFAS 133)	—	—	—	—	—	—	(2,319)	(2,319)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	—	—	(5,623)	(5,623)
Accretion of deferred gain on terminated interest rate collars	—	—	—	—	—	—	(327)	(327)

Total comprehensive income (loss)	—	—	—	—	—	(12,611)	(8,269)	(20,880)

Balance, December 31, 2001	—	—	170,399	$2	$179,526	$(95,163)	$(8,269)	$76,096

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, 1999

	2001	2000	1999

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,611)	$(79,759)	$(136)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Extraordinary charge, net of income tax benefit	837	—	896
Depreciation and amortization	24,415	16,483	14,061
Non-cash stock compensation expense	300	—	128
Amortization of deferred financing costs	3,399	2,452	1,902
Accretion of discount on notes payable	185	2,125	4,085
Accretion of discount on PIK notes	7,241	1,264	—
Accretion of gain from interest rate collars	(327)	(327)	—
Amortization of gain from sale/leaseback of building	(9)	(6)	—
Provision for bad debts	1,666	4,009	1,123
Special charges	910	27,739	1,886
Write down of inventory for shutdown and divestiture	1,010	7,206	—
(Gain)/loss on sales of assets	(1,798)	(695)	(78)
Gain on sales of equity securities	—	(507)	—
Deferred tax provision (benefit)	—	385	3,413
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	2,999	14,620	(4,710)
Sale of accounts receivable	27,400	—	—
Inventories	8,208	(2,947)	(6,424)
Prepaid expenses and other current assets	(1,962)	10,672	(4,024)
Accounts payable	(4,822)	(7,354)	(3,025)
Accrued liabilities	(6,630)	199	(262)

Net cash provided by (used in) operating activities	50,411	(4,441)	8,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,104)	(14,518)	(16,996)
Proceeds from sales of assets	6,120	2,829	8,885
Proceeds from the sales of Wing and the Atrium Wood Patio Door Division	—	24,355	—
Acquisition of Ellison, net of cash acquired	—	(99,276)	—
Acquisition of Heat, Champagne and Delta Millwork, net of cash acquired	—	—	(95,327)
Proceeds from the sale of investments in equity securities	—	620	—
Other assets	(2,612)	(3,790)	(5,042)

Net cash used in investing activities	(10,596)	(89,780)	(108,480)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2001	2000	1999

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated notes	—	—	172,368
Proceeds from borrowings under term notes	—	38,000	—
Payments of notes payable and capital lease obligations	(251)	(309)	(15,000)
Payment of senior subordinated notes previously outstanding	—	—	(29,070)
Net borrowings/(payments) under revolving credit facility	(19,000)	3,730	11,152
Deferred financing costs	(1,811)	(5,051)	(9,347)
Scheduled principal payments on term notes	(5,728)	(2,990)	(2,241)
Additional principal payments on term notes	(20,000)	—	—
Payment of discount notes	—	—	(21,500)
Capital contribution	—	—	635
Proceeds from issuance of common stock	10,050	26,500	—
Proceeds from issuance of pay-in-kind notes and common stock	—	36,500	—
Repurchase of stock options and common stock	(1,355)	(173)	(4,491)
Proceeds from the exercise of stock options	2	—	—
Payment of other long-term liabilities	—	(1,616)	(2,003)
Checks drawn in excess of bank balances	(5,121)	2,982	436

Net cash provided by (used in) financing activities	(43,214)	97,573	100,939
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,399)	3,352	1,294
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,646	1,294	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,247	$4,646	$1,294

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for:
Interest	$37,909	$32,629	$24,727
Income taxes, net of refunds	1,677	(2,376)	(1,181)
Cash received during the period held as:
Restricted cash	—	—	869
Noncash investing and financing activities:
Conversion of discount debentures to common stock	—	30,798	—
Issuance of Atrium Corporation shares in Ellison transaction	—	27,279	—
Issuance of Atrium Corporation shares for services provided in connection with Ellison transaction	—	1,000	—
Sale of assets for note	150	300	—
Settlement of note receivable for fixed assets	905	—	—
Debt assumed in acquisition	—	1	1,473

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and pound amounts)

1.     Organization, Business and Basis of Presentation:

      Atrium Corporation (the “Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

      On August 3, 1998, the Company, then known as D and W Holdings, Inc. entered into a Merger Agreement with Atrium Corporation, the Company’s then direct subsidiary and certain security holders to acquire all of the outstanding capital stock of Atrium Corporation for $225.0 million, through a series of transactions (the “1998 Recapitalization”). In connection with the merger, GE Investment Private Placement Partners II, a limited partnership (“GEIPPPII”), and Ardatrium L.L.C. (“Ardatrium”) formed the Company by acquiring all of its outstanding common stock for an aggregate purchase price of $50.0 million. GEIPPPII is a private equity partnership affiliated with GE Investments, a wholly-owned investment management subsidiary of General Electric Company. Ardatrium is an affiliate of Ardshiel, Inc. (“Ardshiel”), a private equity investment firm based in Connecticut.

      The acquisition of Atrium Corporation by the Company was effected through the merger on October 2, 1998 of one of the Company’s wholly-owned subsidiaries, with and into Atrium Corporation pursuant to the terms of the Merger Agreement. Prior to the merger, the Company contributed $50.0 million to Atrium Corporation in exchange for all of its outstanding common stock. As a result of the merger, Atrium Corporation became a direct wholly-owned subsidiary of the Company, and Atrium Companies became an indirect wholly-owned subsidiary of the Company.

      On October 25, 2000, the Company and Atrium Corporation were merged and the Company was the surviving entity of the merger. Upon completion of this merger, the Company changed its name to Atrium Corporation. As a result of the merger, Atrium Companies became our direct wholly-owned subsidiary.

      The operations of Delta Millwork, Inc. (“Darby-South,”, since merged into Door Holdings, Inc., which has since been merged into Atrium Companies are included since the date of acquisition, January 27, 1999, the operations of Heat, Inc. (“Heat,” since renamed Atrium Vinyl, Inc.) and Champagne Industries, Inc. (“Champagne,” since renamed Atrium Door and Window of the Rockies) are included since their date of acquisition, May 17, 1999 and the operations of VES, Inc. doing business as Ellison Extrusion Systems, Inc. since renamed Atrium Extrusion Systems, Inc. and Ellison Windows and Doors (collectively “Ellison”) are included since their date of acquisition, October 25, 2000. There were no acquisitions in 2001 that would require pro forma information.

      All share amounts are adjusted for the December 31, 2001 reverse stock split of 1,000 to one effected by the Company.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma information presents consolidated operating results as though the acquisitions of Ellison (see Note 6) and the divestitures of Wing Industries, Inc. (“Wing”) and the Atrium Wood Patio Door division (“Wood”) (see Note 3) had occurred at the beginning of the periods presented:

		Year Ended
	Year Ended	December 31, 2000
	December 31, 2001
	Actual	Actual	Pro Forma

NET SALES	$524,899	$496,247	$500,454
COST OF GOODS SOLD (includes special writedown of inventory of $1,010 in 2001 related to facility shutdown)	354,808	371,195	334,625

Gross profit	170,091	125,052	165,829

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation, deferred compensation and amortization expense)	115,927	125,991	109,433
Securitization expense	1,532	—	—
Stock compensation expense	582	—	—
Deferred compensation from Ellison	—	—	576
Amortization expense	14,410	9,870	14,152

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	132,451	135,861	124,161
Special Charges	1,213	27,739	4,207

	133,664	163,600	128,368

Income (loss) from operations	36,427	(38,548)	37,461
INTEREST EXPENSE	46,823	40,251	48,430
OTHER INCOME (LOSS), net	(20)	250	69

Income (loss) before income taxes and extraordinary charge	(10,416)	(78,549)	(10,900)
PROVISION (BENEFIT) FOR INCOME TAXES	1,358	1,210	(413)

Income (loss) before extraordinary charge	(11,774)	(79,759)	(10,487)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2001)	837	—	—

NET INCOME (LOSS)	$(12,611)	$(79,759)	$(10,487)

Other Information:
Depreciation Expense	10,005	6,613	7,957

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Significant Accounting Policies:

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segment

      The Company operates in a single operating segment, the fabrication, distribution and installation of doors and windows and related components for the residential new construction, manufactured housing and the repair and remodeling markets.

Revenue Recognition

      Revenue from the sale of doors and windows and related components is recorded at the time of delivery to the customer. On contracts involving installation, revenue is recognized when the installation is complete. Allowances are established to recognize the risk of sales returns from customers and estimates of warranty costs.

      The Company classifies any shipping charges to customers as revenues. The costs of shipping and handling fees are presented in selling, delivery, general and administrative expenses on the Company’s consolidated statements of operations and were $31,192, $38,619 and $37,364 for 2001, 2000 and 1999, respectively.

Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, the Company had $2,309 and $7,430 of checks outstanding that were reclassified into accounts payable.

Equity Securities — Available for Sale

      Investments in equity securities — available for sale are carried at market based on quoted market prices, with unrealized gains (losses) recorded in stockholders’ equity. During 2000, the Company sold its equity securities for $620 which resulted in a $507 gain on the sale.

Concentrations of Credit Risk

      Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of the Company’s retained interest in trade accounts receivable. The Company’s customers are located in 49 states. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. The Company has sales to one significant customer as follows (presented as a percentage of actual net sales):

	Years Ended

Customer	12/31/01	12/31/00	12/31/99

The Home Depot, Inc.	3%	15%	26%

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are valued at the lower of cost (last-in, first-out or “LIFO”) or market. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventory costs include direct materials, labor and manufacturing overhead. Management believes that the LIFO method results in a better matching of current costs with current revenues. Under the first-in, first-out method (FIFO) of accounting, such inventories would have been approximately $304 lower at December 31, 2001 and $813 higher at December 31, 2000. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. A reserve for inventory allowance is included in raw materials.

Property, Plant and Equipment

      Property, plant and equipment is stated at cost less accumulated depreciation. The Company depreciates the assets principally on a straight-line basis for financial reporting purposes over their estimated useful lives, as follows:

Estimated
Useful Life

Buildings and improvements	5-40 years
Machinery and equipment	3-12 years

      Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the assets sold or retired. Expenditures for maintenance, minor renewals and repairs are expensed as incurred, while major replacements and improvements are capitalized.

Goodwill

      Goodwill represents the excess of cost over fair market value of net assets acquired. Goodwill is being amortized over periods ranging from 20 to 40 years on a straight-line basis. Management reviews the carrying value of goodwill for recoverability based on anticipated undiscounted cash flows of the assets to which it relates when events or changes in circumstances indicate, in management’s judgement, that the carrying value may not be recoverable. The Company considers operating results, trends and prospects of the Company, as well as competitive comparisons. The Company also takes into consideration competition within the building materials industry and any other events or circumstances which might indicate potential impairment. When goodwill is determined not to be recoverable, an impairment is recognized as a charge to operations. Such impairment is based on the discounted cash flow approach.

      The Company is amortizing the goodwill related to the Ellison acquisition over 20 years (see Note 6). For prior acquisitions, the Company believes that a 40 year useful life for goodwill is appropriate based upon the fact that the majority of the Company’s operating entities have been in business over fifty years with some of the industry’s most recognized brand names, including Atrium®. Management believes its brand names have an indeterminable life that may equal or exceed 40 years and therefore, will amortize goodwill over that period. Further, products are not significantly impacted by technological risks that would cause the Company to consider reducing the goodwill life. The Company’s management periodically reviews the appropriateness of the estimated useful life of goodwill (see “New Accounting Pronouncements”).

Capitalized Software Costs

      The Company capitalizes internal employee costs and external consulting costs associated with implementing and developing software for internal use. Internal costs capitalized include payroll and payroll-related costs for employees who are directly associated with the development, modification and implementation of the

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software. External costs include direct expenses related to consulting and other professional fees incurred in developing, modifying and implementing the software. Capitalization of costs occurs upon the completion of the preliminary project stage and when management believes it is probable a project will be completed and the software will be used to perform the function intended. Amortization begins the period after the software is put into service and is calculated on a straight-line basis over three years. Management continually reviews the carrying value and expected functionality of the accumulated costs for potential impairment. When it is no longer probable that computer software being developed will be completed, modified or placed in service, the asset’s carrying value will be adjusted to the lower of cost or fair value.

      Unamortized capitalized software costs at December 31, 2001 and 2000 were $3,230 and $2,981, respectively, and are included in other long-term assets. Amortization expense for 2001, 2000 and 1999 was $1,359, $1,925 and $2,005, respectively.

Income Taxes

      The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting.

Forward Commitments

      The Company periodically enters into forward commitments to hedge price variances in certain raw materials. Changes in the market value of forward commitments are recognized in income when the effects of the related charges in the hedged items are recognized.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combination” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. The adoption of SFAS No. 141 is not expected to have any impact on the Company. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and is effective for the Company on January 1, 2002. The most significant changes made by SFAS No. 142 require that goodwill and indefinite lived intangible assets no longer be amortized and be tested for impairment at least on an annual basis. Additionally, the amortization period of intangible assets with finite lives will no longer be limited to forty years.

      The Company is currently assessing the impact of SFAS No. 142 and has not yet determined the full effects this statement will have on its consolidated financial position or results of operations. However, the Company has estimated that the pretax reduction in annual amortization expense will be approximately $11,725.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company on January 1, 2003. The Company is currently assessing the impact of SFAS No. 143 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 and has not yet determined the effects, if any, it will have on its consolidated financial position or results of operations.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and assumptions are based upon the best available information and are subject to change as conditions within and beyond the control of the Company change, including but not limited to, economic conditions, the availability of additional information and actual experience rates different from those used in the Company’s estimates. Accordingly, actual results could differ from those estimates. Significant estimates are used in calculating allowance for bad debt, insurance, including medical and workers’ compensation and warranty accruals, and in recognizing deferred tax assets and liabilities.

Advertising Costs

      Advertising costs are expensed when incurred and were $3,664, $3,852 and $4,457, for 2001, 2000 and 1999, respectively. These costs are reflected in selling, delivery, general and administrative in the consolidated statements of operations.

Reclassifications

      Certain reclassifications have been made to the 2000 and 1999 balances to conform to the 2001 presentation.

3.     Special Charges:

2001

Woodville closing:

      During 2001, Atrium Companies recorded special charges of $1,213, of which $303 related to non-capitalizable legal fees incurred to amend the Credit Agreement and $910 related to management’s commitment to close its Woodville, Texas facility and merge certain operations into existing operations at other divisions. Included in the charge of $910 is $389 related to operating leases, $156 related to the write-off of fixed assets, $94 related to severance and other reserves totaling $271. Of these amounts, $754 is included in accrued liabilities as of December 31, 2001. The Company believes that all the reserves associated with the special charge recorded by Atrium Companies for the closure of the Woodville, Texas facility will be utilized during 2002.

      In addition to the above charges, Atrium Companies recorded a special writedown to inventory of $1,010 related to the closure of the Woodville, Texas facility and the associated product line rationalization, which is included in cost of goods sold.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000

Wing divestiture:

      On August 25, 2000, Atrium Companies completed the sale of substantially all of the assets of Wing, its wood interior door subsidiary to Premdor Corporation, a subsidiary of Premdor Inc. In connection with the sale, Atrium Companies received $20,570 in proceeds. As such, Atrium Companies has recorded a special charge related to this divestiture as follows:

Write-off of goodwill	$21,087
Write-off of capitalized software costs	1,662
Expense associated with operating leases of idle facilities	1,533
Expense associated with operating leases of idle equipment	462
Write-off of noncompete agreement and software	229
Net gain on sale of fixed assets	(388)

Total special charge — Wing divestiture	$24,585

      In 2001, Atrium Companies reduced its accrued provisions by $452 and $1,456 for expenses related to its operating leases on idle equipment and idle facilities, respectively.

Wood divestiture:

      On August 30, 2000, Atrium Companies completed the sale of substantially all of the assets of Wood to Woodgrain Millwork, Inc. In connection with the sale, Atrium Companies received $3,785 in proceeds. As such, Atrium Companies has recorded a special charge related to this divestiture as follows:

Net loss on sale of fixed assets	$929
Expense associated with operating leases of idle facilities	308
Other	14

Total special charge — Wood divestiture	$1,251

      In addition to the above charges, Atrium Companies recorded writedowns related to inventory of $5,338 and $1,868, respectively, related to the Wing and Wood divestitures that are included in cost of goods sold. In addition, Atrium Companies’ gross margins were also adversely affected as a result of liquidating the Wood divestitures inventory below normal selling prices, although in excess of cost.

      Atrium Companies recorded special charges in the amount of $539 for non-capitalizable legal fees associated with the amendment of the Credit Agreement. Additionally, during 2000, $1,364 was recorded for severance benefits incurred in connection with the separation agreement entered into between the Company and a former Chief Executive Officer hired in March 2000.

1999

      During the first quarter of 1999, a special charge of $1,886 was recorded for severance benefits incurred in connection with the separation agreement entered into between the Company and a former President and Chief Executive Officer.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Adoption of SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities:

      The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and the corresponding amendments on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect adjustment as of January 1, 2001 of $2,319 to other comprehensive income. This adjustment represents the current fair-value of hedging instruments related to interest rate swap agreements of $2,646 with an offset of $327 related to the reclassification of deferred gains on previously terminated interest rate collars. There is no income tax effect considering there is a full valuation allowance against deferred tax assets. The Company also has forward aluminum contracts. However, these are excluded from the scope of SFAS No. 133 as they represent normal sales and purchases.

      At December 31, 2001, the fair-value of the hedging instruments is a liability of $8,269. One of the Company’s hedging instruments will mature in 2002. Therefore, the related liability of $1,448 has been classified as a current liability. The remaining liability of $6,821 is classified as a long-term liability.

      The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it expects all counterparties to meet their obligations given their credit ratings.

      The Company, as part of its risk management program, is party to interest rate swap agreements for the purpose of hedging its exposure to floating interest rates on certain portions of its debt. As of December 31, 2001, the Company had $137,500 of notional amount in outstanding interest rate swaps with third parties. The maximum length of the interest rate swaps currently in place as of December 31, 2001 is approximately 2 years 10 months.

      All derivatives are recognized on the balance sheet at their fair-value as a hedge of cash flows. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair-value of a derivative that is highly effective as — and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair-value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. As of December 31, 2001, all hedges outstanding were highly effective.

      The Company formally documents all relationships between hedging instruments and hedge items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

      The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair-value or cash flows of a hedge item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remaining in accumulated other comprehensive income is reclassified into earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair-value on the balance sheet, recognizing changes in the fair-value in current-period earnings.

5.     Securitization of Accounts Receivable:

      On July 31, 2001, Atrium Companies and certain of its subsidiaries (collectively “the Originators”) entered into an agreement whereby each Originator agreed to sell on a non-recourse basis, and on an ongoing basis, a pool of receivables comprising their entire trade receivable portfolio to a wholly-owned bankruptcy-remote special purpose funding subsidiary (“Atrium Funding Corporation” or “AFC”) of the Company. AFC is a distinct legal entity that does not engage in trade or business in order to make remote the possibility that it would have to file bankruptcy or other receivership. In addition, AFC is consolidated for financial purposes. Certain subsidiaries sell all of their trade receivables to AFC. AFC entered into an agreement with Fairway Finance Corp. (the “Securitization Company”), agented by BMO Nesbitt Burns, whereby AFC can sell a pro rata share of the trade receivable portfolio to the Securitization Company for aggregate payments of up to $50,000, subject to a borrowing base and receivable eligibility.

      Generally, the agreement provides that as payments are collected from the sold accounts receivable, AFC may elect to have the Securitization Company reinvest the proceeds in new accounts receivable. The Securitization Company, in addition to the right to collect payments from that portion of the interests in the accounts receivable owned by them, also has the right to collect payments from that portion of the ownership interest in the accounts receivable that is owned by AFC. The facility, which expires July 31, 2004, requires Atrium Companies to comply with various affirmative or negative covenants and requires early amortization if AFC does not maintain a minimum equity requirement. The facility also terminates on the occurrence and failure to cure certain events, including, among other things, any failure of AFC to maintain certain ratios related to the collectability of the receivables, or Atrium Companies’ failure to maintain long-term unsecured debt ratios. Atrium Companies and AFC were in compliance with all related covenants as of December 31, 2001.

      As a result of the agreement, the receivables sold to the Securitization Company are not reflected in the Company’s consolidated balance sheet. The Securitization Company is free to pledge or exchange its interest. Any receivables not sold to the Securitization Company constitute the retained interest in the receivables portfolio of AFC. Due to the short term nature of the underlying receivables, the net carrying amount of the retained interest in transferred accounts receivables as of December 31, 2001 approximates fair value and is classified as a current asset.

      On August 3, 2001, AFC sold a pro rata share of the trade receivable portfolio for $33,000, leaving a retained interest of $28,055. Subsequently, additional pools of receivables were sold. The amount received from the sale was net of provisions for bad debts and transaction fees, which included placement fees and professional fees of approximately $878. The proceeds from the sale were used to repay debt under the Atrium Companies’ Credit Agreement (see Note 11). As of December 31, 2001 the retained interest was $14,373 and the amount of receivables sold was $27,400.

      Atrium Companies retains the servicing responsibilities for which it receives an annual servicing fee of .5% of the securitized accounts receivables. Atrium Companies recognizes no servicing asset or liability because the servicing fee represents adequate compensation for the services performed.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes certain cash flow information for 2001:

Proceeds from new securitizations	$269,893
Cash flows received on retained interest	109,214
Proceeds from collections reinvested	222,332
Net charge-offs of managed receivables	1,069
Actual and expected losses	N/A	(a)(b)

(a)	not applicable due to collateral coverage on securitizations.

(b)	not applicable since fair value of retained interest approximates carrying value given the short-term nature of underlying receivables.

      Managed portfolio data:

Securitized balances	$27,400
Retained interest in sold accounts receivable	14,373
Owned receivables	3,895

Managed receivables	$45,668

      The delinquency rate as defined by the agreement represents any sold receivables that have aged beyond 60 days past due. The delinquency rate at December 31, 2001 was 2.71%.

      During 2001, Atrium Companies incurred costs of $1,532 on the sale of its receivables that have been classified as a separate line item in selling, delivery, general and administrative expenses. These costs were comprised of $878 of fees associated with the placement of the securitization and a loss on the sale of receivables of $654, which represents the interest expense component of the transaction. Additionally, included in selling, delivery, general and administrative expenses is $1,069 related to the loss on sale of receivables related to the adjustment to fair value.

6.     Acquisitions:

2000 Acquisition

Ellison Acquisition:

      On October 25, 2000, Atrium Companies completed the acquisition of the stock of VES, Inc. doing business as Ellison Extrusion Systems, Inc. (since renamed Atrium Extrusion Systems, Inc.), and substantially all of the operating assets of The Ellison Company, Inc.’s Windows and Doors Division. The transaction was valued at $125,466, excluding transaction fees and expenses of $6,002.

      The purchase price was comprised of $98,187 of cash and $27,279 (20,983 shares) of common stock in the Company. The cash portion of the purchase price and transaction fees and expenses aggregating $104,189, was funded through the Company’s issuance of $36,500 and $26,000 of Senior PIK Notes and common stock, respectively, $24,355 from the divestiture of Wing and Wood assets and $4,913 of cash acquired from Ellison. The remaining portion was funded through additional borrowings under Atrium Companies’ Credit Agreement.

      The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired (“goodwill”) was

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$97,503. The results of operations for the acquired business were included in the Company’s consolidated financial statements beginning October 25, 2000.

1999 Acquisitions

Delta Asset Purchase:

      On January 27, 1999, Atrium Companies acquired certain assets of Delta Millwork, Inc. (renamed R.G. Darby Company-South and Total Trim, Inc.-South, collectively Darby-South), a privately held door pre-hanger located in Orlando, Florida, for approximately $1,755. Atrium Companies financed the acquisition through its revolving credit facility.

      The acquisition of Delta Millwork, Inc. has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $491 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company’s consolidated financial statements beginning January 27, 1999.

Heat Stock Purchase:

      On May 17, 1999, Atrium Companies acquired the stock of Heat (since renamed Atrium Vinyl, Inc.), a privately held vinyl window and door company with operations located in Yakima, Washington (Best Built, Inc., “Best Built,” since renamed Atrium Door and Window Company of the Northwest) and Pittsburgh, Pennsylvania (Thermal Industries, Inc., “Thermal”), pursuant to a stock purchase agreement (the “Purchase Agreement”), dated as of April 20, 1999, among Heat, its shareholders and optionholders, H.I.G. Vinyl, Inc., a Cayman Island corporation (since merged into Heat), H.I.G. Investment Fund, L.P., a Cayman Island limited partnership and H.I.G. Capital Management, Inc., a Delaware corporation. Atrium Companies paid $85,000, which included $679 of assumed indebtedness. Additionally, a post closing adjustment of $4,095 was paid on May 17, 1999 related to working capital and cash delivered in excess of the target defined in the Purchase Agreement. Atrium Companies financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes offering.

      The acquisition of Heat has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $56,886 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company’s consolidated financial statements beginning May 17, 1999.

Champagne Stock Purchase:

      On May 17, 1999, Atrium Companies acquired the stock of Champagne (since renamed Atrium Door and Window Company of the Rockies), a privately held vinyl window and door company located in Denver, Colorado, for approximately $4,426, including assumed indebtedness. Atrium Companies financed the acquisition with a portion of the proceeds raised in the $175,000 Senior Subordinated Notes offering.

      The acquisition of Champagne has been accounted for as a purchase in accordance with APB 16. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition, with the remainder of $2,618 allocated to goodwill, which is being amortized over 40 years. The results of operations for the acquired business are included in the Company’s consolidated financial statements beginning May 17, 1999.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Fair Value of Financial Instruments:

      In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the following methods have been used in estimating fair value disclosures for significant financial instruments of the Company.

      Estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

      Cash and cash equivalents — The carrying amounts reported in the balance sheet approximate the fair value.

      Notes payable — The fair value of the Company’s notes is based on quoted market prices. The carrying value of notes payable, other than the Senior Subordinated Notes, approximate fair value due to the floating nature of the interest rates. Management estimates that the Senior Subordinated Notes of $175,000 are valued at $162,750 and $170,406 as of December 31, 2001 and 2000, respectively, based on quoted market prices. The Company has $36,500 of Senior Pay-In-Kind Notes, issued with a discount of $15,608. These notes accrete at 15% and are valued at $29,397 and $22,156 as of December 31, 2001 and 2000, respectively.

      Interest Rate Swaps — The Company has entered into interest rate swap agreements whereby the Company will pay the counterparties interest at a fixed rate and the counterparties will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from lenders. Swaps consisted of the following at December 31:

	2001	2000

Swap #1
Notional Amount	—	$1,949
Fixed Interest Rate	—	6.25%
Termination Date	—	11/6/03
Fair Value	—	$16
Swap #2
Notional Amount	$100,000	$100,000
Fixed Interest Rate	6.6625%	6.6625%
Termination Date	11/3/03	11/3/03
Fair Value	$(6,821)	$(2,367)
Swap #3
Notional Amount	$37,500	$40,000
Fixed Interest Rate	6.1475%	6.1475%
Termination Date	12/9/02	12/9/02
Fair Value	$(1,448)	$(295)

      In December 2001, the Company terminated Swap #1 and amended Swap #3 to a notional amount of $37,500 to maintain hedge effectiveness. The Company incurred a loss of $184 which was reclassified from other comprehensive loss to interest expense.

      Forward aluminum contracts — The unrealized gains and losses are based on quotes for aluminum as reported on the London Metal Exchange. The Company had forward contracts with fixed rate prices totaling

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$18,124 and $14,663 with unrealized losses of $599 and unrealized gains of $176 at December 31, 2001 and 2000, respectively.

8.     Inventories:

      Inventories consisted of the following at December 31:

	2001	2000

Raw materials	$24,209	$31,785
Work-in-process	1,000	671
Finished goods	11,225	14,312

	36,434	46,768
LIFO reserve	303	(813)

	$36,737	$45,955

      The change in the LIFO reserve for 2001, 2000 and 1999, resulted in a decrease of cost of sales of $1,116, an increase of cost of sales of $1,541 and a decrease in cost of sales of $75, respectively. During 2001, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the costs of 2001 purchases, the effect of which decreased cost of goods sold by approximately $282.

9.     Property, Plant and Equipment:

      Property, plant and equipment consisted of the following at December 31:

	2001	2000

Land	$737	$956
Buildings and improvements	12,231	9,560
Machinery and equipment	56,254	46,286
Construction-in-process	1,943	7,565

Total	71,165	64,367
Less accumulated depreciation and amortization	(15,410)	(9,727)

	$55,755	$54,640

      Depreciation expense was $10,005, $6,613 and $5,344 in 2001, 2000 and 1999, respectively.

Thermal Extrusion Sale:

      On September 10, 2001, Atrium Companies and its subsidiary, Thermal Industries, Inc. entered into an asset sale agreement with Royal Group Technologies Limited (“Royal”) to sell certain assets of Thermal’s vinyl extrusion operation for $3,784. Atrium Companies recorded a gain of $1,741 in the fourth quarter of 2001, net of certain shut down costs associated with the extrusion operation. Additionally, Atrium Companies entered into a supply agreement with Royal for a period of five years at current market prices for minimum quantities.

W.P. Carey Sale-leaseback:

      On November 29, 2001, the Company sold one of its manufacturing facilities and subsequently leased back the facility under an operating lease. In connection with the sale, the Company recorded a gain of $582.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 18, 1999, the Company sold two of its manufacturing facilities and subsequently leased back the facilities under operating leases. In connection with the sales, the Company recorded a gain of $143. All of these sale-leaseback gains have been deferred and are being amortized as an adjustment to rent expense over the terms of the related leases. Each of these sales were consummated with W.P. Carey and its affiliates. W.P. Carey is a New York based real estate investor that is not affiliated with the Company.

Alenco Asset Purchase:

      On August 17, 2001, Atrium Companies entered into an asset purchase agreement with Alenco Holding Corporation (formerly known as Reliant Building Products) whereby Atrium Companies purchased assets comprised primarily of machinery and equipment located in Gallatin, Tennessee for $1,302. The transaction has been accounted for as a purchase and accordingly the assets have been recorded at cost, which represents fair market value.

10.     Deferred Financing Costs:

      Deferred financing costs relate to costs incurred in the placement of the Company’s debt and are being amortized using the straight line method over the terms of the related debt, which range from five to ten years. Amortization expense for 2001, 2000 and 1999 was $3,299, $2,351 and $1,902, respectively and was recorded as interest expense in the accompanying consolidated statements of operations.

      During 2001, Atrium Companies wrote off deferred financing costs of $837 in connection with the $20,000 prepayment of debt under Atrium Companies’ Credit Agreement (see note 11) from a portion of the proceeds of the securitization of accounts receivable (see note 5). During 1999, Atrium Companies wrote off deferred financing costs of $896 and paid a tender premium of $2,182, net of income tax benefit of $1,142 in connection with the paydown of the Term Loan B and the retirement of the old Senior Subordinated Notes. The amounts for both periods have been classified as an extraordinary charge on early retirement of debt in the statements of operations.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Notes Payable:

      Notes payable consisted of the following at December 31:

	2001	2000

$175,000 Senior Subordinated Notes, issued with an original discount of $2,632, due May 17, 2009, with semiannual interest payments of 10.50% due May 1 and November 1	$175,000	$175,000
$36,500 Senior Pay-In-Kind Notes, issued with a discount of $15,608, due October 25, 2010, with 15% accretion (unamortized discount of $13,961 and $15,363 at December 31, 2001 and December 31, 2000 respectively)	$29,397	$22,156
Revolving credit facility	—	19,000
$14,000 Term Loan A, due June 30, 2004 with $810 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (5.02% and 9.73% at December 31, 2001 and December 31, 2000 respectively)	8,185	13,070
$70,000 Term Loan B, due June 30, 2005 with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (5.45% and 9.98% at December 31, 2001 and December 31, 2000, respectively)	59,980	69,720
$80,930 Term Loan C, due June 30, 2006, with $280 quarterly payments, interest at either the administrative agent’s base rate plus an applicable margin or LIBOR plus an applicable margin (5.67% and 10.23% at December 31, 2001 and December 31, 2000, respectively)	69,547	80,650
Other notes payable	28	279

	342,137	379,875
Less:
Unamortized discount on Senior Subordinated Notes	(2,186)	(2,371)
Current maturities of long-term debt	(6,191)	(6,211)

Long-term debt	$333,760	$371,293

      On May 17, 1999, Atrium Companies issued $175,000 of Senior Subordinated Notes (the “Notes”) due May 1, 2009. The notes are non-callable for five years and have redemption prices of 105.25%, 103.50%, 101.75% and 100.00% of the principal amount for the twelve months beginning May 1, 2004, 2005, 2006 ,2007 and thereafter, respectively. The notes have a 10.50% stated rate paid semi-annually and were issued at a discount of 98.496 to yield 10.75% to maturity. In connection with the issuance of the Notes, Atrium Companies retired its previously outstanding senior subordinated notes and paid down $15,000 on its Term Loan B.

      In connection with the 1998 Recapitalization, the Company issued $80,562 of Discount Debentures which accreted interest at 12% semi-annually. In connection with the issuance of the $175,000 of Senior Subordinated Notes, the Company utilized $21,500 of the proceeds to repay $21,500 of the Discount Debentures. In July 2000, the Discount Debentures, which had a value of $30,798, were converted into 23,691 shares of common stock at the fair value of $1,300.

      On October 25, 2000, the Company issued $36,500 of Senior Pay-In-Kind Notes (the “PIK Notes”) due October 25, 2010. As the PIK Notes were issued with Class A and Class B common stock attached, a value was assigned to those shares and the PIK Notes were issued with a discount of $15,608. The notes will pay

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at 15% per year on April 25 and October 25 of each year, beginning April 25, 2001 until October 25, 2005. Interest is payable to holders of the exchange notes in the form of additional exchange notes.

      The agreement with the PIK Note holders was amended and restated on June 29, 2001 to permit the Company to enter into the accounts receivable securitization and to amend certain of the existing related financial covenants. Interest on the PIK Notes accrues at a rate of 15%, except if a default occurs, as defined by the agreement, and remains uncured or if the ratio of total consolidated indebtedness to consolidated cash flow of Atrium Companies, as defined by the agreement, commencing with March 2002 is greater than 3.75x, then the interest rate shall increase to 17%. The interest rate will return to 15% upon curing of a default or upon the ratio being equal to or less than the 3.75x limit. The interest rate on the PIK Notes will increase to 17% in April 2002 as a result of the ratio not being met.

      In connection with the 1998 Recapitalization, Atrium Companies entered into a Credit Agreement (the “Credit Agreement”), dated as of October 2, 1998 as amended and restated as of October 25, 2000, among Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arranger and syndication agent, Bank One, Texas, N.A. as documentation agent and Fleet National Bank, as administrative agent. On May 15, 2001 and July 20, 2001, Atrium Companies amended its Credit Agreement. The most recent amendments permit Atrium Companies to enter into certain transactions, including the accounts receivable securitization (Note 5), the sale of specific assets, and accordingly, adjust covenants for the transactions. In August 2001, in accordance with the Credit Agreement, Atrium Companies was required to repay $20,000 of its Term Loans as a result of the proceeds from the accounts receivable securitization. The repayment was allocated between Term Loan A, Term Loan B and Term Loan C.

      The Credit Agreement provides for four separate facilities (the “Facilities”) consisting of three term loans (referred to individually as “Term Loan A,” “Term Loan B” and “Term Loan C,” and collectively as the “Term Loans”) and a revolving credit facility with a letter of credit sub-facility (the “Revolving Facility,” together with the Term Loans, the “Loans”). The Revolving Facility is in the amount of $47,000, of which $10,000 is available under a letter of credit sub-facility. As of December 31, 2001 and 2000, letters of credit of $2,645 and $5,413, respectively, were outstanding. The Revolving Facility has a maturity date of June 30, 2004. Atrium Companies repaid the outstanding Revolving Facility in the fourth quarter of 2001.

      All amounts outstanding under the Credit Agreement are collateralized by (i) a pledge of all of the capital stock and intercompany notes of Atrium Companies and its direct and indirect subsidiaries existing October 2, 1998 or thereafter and (ii) an interest in substantially all of the tangible and intangible properties and assets (including substantially all contract rights, certain real property interests, trademarks, tradenames, equipment and proceeds of the foregoing) of the Company, Atrium Companies and their respective direct and indirect domestic subsidiaries existing on the October 2, 1998 or thereafter created or acquired (the “Domestic Subsidiaries”). The Company and each of the Domestic Subsidiaries have unconditionally guaranteed, on a joint and several basis, all obligations of Atrium Companies under the Credit Agreement.

      The Term Loans have an “excess cash flows” provision mandating additional principal payments if certain cash flows targets are met during the year. For 2001 and 2000, the excess cash flows payments were $684 and $0, respectively, and have been reflected in current maturities of long-term debt. This payment is required within 100 days of the fiscal year end.

      Atrium Companies is required to pay certain commitment fees in connection with the Credit Agreement based upon the average daily unused portion of the Revolving Facility, certain fees assessed in connection with the issuance of letters of credit as well as other fees specified in the Credit Agreement and other documents related thereto.

      The Notes, PIK Notes and Credit Agreement require the Company to comply with certain covenants which, among other things, include limitations on indebtedness, liens and further negative pledges, investments, contingent obligations, dividends, redemptions and repurchases of equity interests, mergers, acquisi-

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tions and asset sales, capital expenditures, sale leaseback transactions, transactions with affiliates, dividend and other payment restrictions affecting subsidiaries, changes in business conducted, amendment of documents relating to other indebtedness and other material documents, creation of subsidiaries, designation of Designated Senior Indebtedness in respect of the Notes, and prepayment or repurchase of other indebtedness. Additionally, the Notes, PIK Notes and Credit Agreement require the Company meet certain financial tests pertaining to interest coverage, fixed charge coverage and leverage. As of December 31, 2001, the Company is in compliance with all related covenants.

      The Credit Agreement contains customary events of default, including, without limitation, payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

      On January 4, 1999, Atrium Companies entered into two interest rate collars totaling $60,000. These collars were to expire on January 6, 2002. The collars had a floor of 4.57% and 4.66%, respectively, and caps of 6.00%. To the extent that the three-month US dollar LIBOR rate was below the collar floor, payment was due from Atrium Companies for the difference to the extent the three-month US dollar LIBOR rate was above the collar cap, Atrium Companies was entitled to receive the difference. On August 6, 1999, Atrium Companies terminated the collars. Atrium Companies received $790 in connection with the termination. This gain was deferred and was amortized over 29 months, the remaining term of the collars, as a reduction to interest expense.

      On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, Atrium Companies pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003.

      On December 8, 2000, Atrium Companies entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, Atrium Companies pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. In December 2001, Atrium Companies amended the swap notional amount to $37,500. This swap expires in December 2002.

      Principal payments due during the next five years on long-term notes payable as of December 31, 2001 are as follows:

2002	$6,191
2003	5,485
2004	3,904
2005	57,440
2006	94,117
Thereafter	175,000

$342,137

      The ability of the Company to meet its debt service and working capital obligations and capital expenditure requirements is dependent upon the future performance of the Company and its subsidiaries which, in turn, is subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

      Atrium Companies’ Credit Agreement contains quarterly financial covenants which, as amended, become more restrictive in the fourth quarter of 2002. Atrium Companies anticipates that they will continue to comply in 2002 with the quarterly financial covenants.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Accrued Liabilities:

      Accrued expenses and other liabilities consisted of the following at December 31:

	2001	2000

Salaries, wages and related taxes	$9,186	$8,397
Interest	5,163	6,539
Current portion of interest rate swap	1,448	—
Shutdown costs and accrued severance	1,523	6,291
Advertising allowances and customer rebates	3,212	2,530
Workers’ compensation	1,200	1,826
Sales, use and property taxes	2,091	1,816
Warranty reserve	1,226	1,515
Other	4,646	4,190

	$29,695	$33,104

13.     Stockholders’ Equity:

      In October 2000, the Company amended its Articles of Incorporation to issue 250,000 shares of stock consisting of 245,000 shares of Series A common stock (“Series A”), par value $.01, and 5,000 shares of Series B common stock (“Series B”), par value $.01. Each share of the Company’s previously outstanding stock was converted into Series A. All shares previously authorized were reclassified to shares of Series A.

      In December 2001, the Company amended its Articles of Incorporation to allow for a 1,000 to 1 reverse stock split resulting in a reduction of authorized common stock from 250,000,000 to 250,000 shares. The reverse split was undertaken in order to minimize the Company’s tax liability. The effect of the reverse stock split has been retroactively reflected in the 2001 consolidated balance sheet and in the 2001 consolidated statements of stockholders’ equity and other comprehensive loss, but activity for 2000 and 1999 was not restated in the consolidated balance sheet and in the statements of stockholders’ equity and other comprehensive loss. All references to the number of common shares elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse stock split for all periods presented.

      In connection with the issuance of the $36,500 PIK Notes, 13,169 shares of Series A and 3,292 shares of Series B were issued to the purchasers. These shares were assigned a value and this amount is reflected on the balance sheet as common stock subject to mandatory redemption because the holders of these shares can require the Company to repurchase these shares if an initial public offering does not occur after October 2006 and prior to October 2010.

      On May 2, 2001, the Company entered into subscription agreements with GEIPPPII, The Ellison Company, Inc. and Ardatrium under which the Company issued 1,153 shares of the Company’s common stock for an aggregate purchase price of $1,500 to each of GEIPPPII and The Ellison Company, Inc., and 12 shares of the Company’s common stock for an aggregate purchase price of $15 to Ardatrium. The Company contributed $3,000 from the proceeds of the issuance to Atrium Companies.

      On May 16, 2001, the Company entered into subscription agreements with GEIPPPII, Ellison Capital, LLC, The Ellison Company, Inc. and Ardatrium under which the Company issued 2,692 shares of the Company’s common stock for an aggregate purchase price of $3,500 to each of GEIPPPII and Ellison Capital, LLC, and 27 shares of the Company’s common stock for an aggregate purchase price of $35 to Ardatrium. The Company contributed $7,050 from the proceeds of the issuance to Atrium Companies. In

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, pursuant to the assignment and subscription agreement of The Ellison Company, Inc. and Ellison Capital, LLC, The Ellison Company, Inc. assigned all the rights and obligations under its subscription agreement of May 2, 2001 to Ellison Capital, LLC. Mr. Ellison, one of our directors, is the President and Chief Executive Officer of The Ellison Company, Inc. and holder of a majority membership interest in Ellison Capital, LLC.

14.     Federal Income Tax:

      Temporary differences that give rise to the deferred income tax assets and liabilities are as follows as of December 31:

	2001	2000

Deferred income tax assets:
Stock option compensation	$884	$1,231
Accounts receivable	792	1,412
Inventory cost capitalization and valuation	1,128	762
Accrued vacation and bonuses	1,499	1,900
Other accrued liabilities	1,147	1,989
Warranty reserve	493	610
Workers’ compensation reserve	483	735
Deferred rent	—	64
Accrued interest	3,611	509
Alternative minimum tax credit carryforwards and other	657	1,132
Deferred financing costs	518	38
Swap contract liability	3,327	—
Net operating loss carryforwards	19,538	19,408

	34,077	29,790
Valuation allowance	(23,967)	(21,361)

Net deferred tax asset	10,110	8,429
Deferred income tax liabilities:
Depreciation	(4,211)	(3,982)
LIFO reserve	(648)	(473)
Capitalized software costs	(1,203)	(1,136)
Amortization of goodwill	(4,048)	(2,838)

Net deferred tax liability	(10,110)	(8,429)

Net deferred income tax asset/(liability)	—	—
Less-current deferred tax asset	1,106	1,734

Long-term deferred tax liability	$(1,106)	$(1,734)

      A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some of or all of the deferred tax assets will not be realized. The change in the valuation allowance is the result of changes in temporary differences, return to provision adjustments and adoption of SFAS No. 133. A valuation allowance has been recorded against the Company’s net deferred tax asset.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $55,200, which begin to expire in 2019. The Company also had $230 of alternative minimum tax credit carryforwards at December 31, 2001, which have no expiration date.

      The components of the provision for income taxes are as follows:

	Year ended	Year ended	Year ended
	December 31, 2001	December 31, 2000	December 31, 1999

Federal income tax provision (benefit)
Current	$—	$—	$1,189
Deferred	—	277	3,082
State income tax provision (benefit)
Current	1,358	825	403
Deferred	—	108	331

Provision (benefit) for income taxes	$1,358	$1,210	$5,005

      Reconciliation of the federal statutory income tax rate to the effective tax rate, was as follows:

	Year ended	Year ended	Year ended
	December 31, 2001	December 31, 2000	December 31, 1999

Tax computed at statutory rate	$(3,645)	$(27,492)	$2,382
State taxes, net of federal benefit	883	607	734
Amortization of goodwill	2,679	2,115	1,786
Write-off of non-deductible goodwill	—	4,571	—
Valuation allowance	1,226	21,361	—
Other items	215	48	103

Provision (benefit) for income taxes	$1,358	$1,210	$5,005

      For income tax purposes, Internal Revenue Code Section 197 (“IRC section 197”) provides for the amortization of certain intangible assets, including goodwill, for asset acquisitions occurring after August 1993. Any resulting difference in the book and tax basis of these intangibles is reflected as a component of deferred taxes. Amortization expense related to intangible assets which do not qualify under IRC section 197 is reflected as nondeductible amortization in the rate reconciliation.

15.     Related Parties:

Stockholders Agreement

      GEIPPPII, Ardshiel and certain of its affiliates and certain other stockholders of the Company have entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”), dated as of October 25, 2000, which sets forth their relative rights as stockholders of the Company.

      Under the Stockholders Agreement, the stockholders have agreed that the authorized number of directors should consist of up to eleven directors and set forth the manner of appointing directors. Further, the Stockholders Agreement contains certain restrictions on selling, transferring or disposing of common stock of the Company and provisions regarding stockholders rights in connection with sale, transfer or disposition of the Company’s common stock by other stockholders as well as registration of the Company’s stock under the Securities Act of 1933. Finally, the Stockholders Agreement provides that the Company cannot take certain enumerated actions without obtaining the prior written consent of GEIPPPII.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Agreement

      The Company is a party to a management agreement, dated October 2, 1998, which was amended on May 17, 1999, with Ardshiel. Under the management agreement, Ardshiel provides advisory services to the Company with respect to business strategy, operations and budgeting and financial controls in exchange for an annual fee of $1,900, plus expenses. Amounts paid under the management agreement totaled $2,063, $2,062 and $1,525 in 2001, 2000, and 1999, respectively. Of the $2,063 paid in 2001, $300 was in the form of the Company’s common stock and is included in stock compensation expense, $1,763 of the 2001 amount and the entire amounts for 2000 and 1999 are included in selling, delivery, general and administrative expenses. Additionally, the management agreement provides that, in connection with a sale or purchase of a business or any financing prior to engaging another financial advisor, the Company must offer Ardshiel the opportunity to perform investment banking services. Ardshiel has the right to receive a closing fee for its services in an amount not greater than 2% of the total purchase or sale price for such a business. The consent of GEIPPPII is required prior to the payment by the Company in paying similar fees to other entities for similar services. The Company paid Ardshiel’s fees and expenses of $1,352 in 1999 in connection with the acquisitions of Darby-South, Heat and Champagne and $1,900 in fees, of which $900 was in cash and $1,000 in the Company’s restricted stock, in connection with the Ellison acquisition (see Note 6). The management agreement will remain in effect until October 2, 2008. The agreement will automatically be renewed for one-year periods unless either party gives written notice to the contrary prior to the expiration of the initial or any extended term.

Consulting Agreement

      Atrium Companies entered a consulting, noncompetition and nonsolicitation agreement with John Ellison, the former owner of Ellison. The term of the agreement commenced October 25, 2000, was amended in June 2001 and will continue through October 15, 2007. Under this agreement, Mr. Ellison provides Atrium Companies with consulting services with respect to the matters of Ellison, as well as various strategies for expanding Atrium Companies’ customer base and increasing its sales. During the term of his agreement, Mr. Ellison will receive payments in the aggregate amount of $2,600, payable in 18 installments of $12 each, on the fifteenth and last day of each month and 150 installments of $16 on the fifteenth and last day of each month beginning on July 31, 2001 and continuing thereafter to and including October 15, 2007.

      Under the agreement, Mr. Ellison has agreed not to engage in the making, marketing, assembling, selling or distribution of the products of Ellison or any other windows or doors for sale in the United States for the term of the agreement. Mr. Ellison has also agreed not to solicit any of the Company’s employees to work for any other person or solicit any of the Company’s present or future customers during the term of the agreement.

Notes Receivable

      Included in prepaid expenses and other current assets are the following receivables due from related parties at December 31:

	2001	2000

Receivables from shareholders	$—	$72
Receivables from employees	$156	$114

16.     Commitments and Contingencies:

Employment Agreements

      The Company has entered into employment agreements with several key executives of the Company and Atrium Companies including its President and Chief Executive Officer, Chief Financial Officer, its Co-Chief

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Officers, several Divisional Presidents and Vice Presidents, General Managers and Sales Managers of Atrium Companies’ divisions. The agreements generally provide for terms of employment, annual salaries, bonuses, eligibility for option awards and severance.

Operating Leases

      The Company has entered into operating lease agreements for office and manufacturing space, automobiles, and machinery and equipment with unrelated third parties, and related parties of the Company. Total rent expense for 2001, 2000 and 1999 was $23,197, $16,721 and $8,414, respectively. Of these totals, amounts paid to related parties were $1,665, $398 and $1,323 for 2001, 2000 and 1999, respectively. The Company terminated three lease agreements with related parties, one in November 1999 and two in November 2001, and entered into replacement lease agreements with an unrelated third party. Future minimum rents due under operating leases with initial or remaining terms greater than twelve months are as follows:

Total

2002	$13,414
2003	12,871
2004	11,688
2005	10,380
2006	8,895
Thereafter	46,279

$103,527

      Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Additionally, under certain of these lease agreements the Company is obligated to pay insurance and taxes.

Forward Commitments

      The Company has contracts with various suppliers to purchase aluminum for use in the manufacturing process. The contracts vary from one to twelve months and are at fixed quantities with fixed and floating prices. As of December 31, 2001, the Company had forward commitments for 45,160,000 pounds of aluminum, of which 23,825,000 pounds were at fixed prices. The fixed contracts totaled $18,124 for delivery through December 2002.

Contingencies

      Atrium Companies is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

      The Company has five unionized facilities within the State of Texas, four of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) and one is represented by the Sheet Metal International Association. During May of 2001, Atrium Companies entered into a new three-year collective bargaining agreement with UNITE! All of these collective bargaining agreements will expire in 2004. Due to the decision to close the Woodville, Texas facility in early 2002 (see note 3), Atrium Companies negotiated a termination agreement with the Sheet Metal International Association resulting in a termination of this contract.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Atrium Companies is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of Atrium Companies’ involvement. Atrium Companies was named in 1988 as a potentially responsible party (“PRP”) in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

      Atrium Companies is a PRP at the Chemical Recycling, Inc. or “CRI” Superfund site in Wylie, Texas. Atrium Companies is a very small contributor at the CRI site, being assigned approximately 2.788% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint waste to the site for recycling. The site has soil and groundwater contamination. Major removal actions have occurred and a Work Plan for Risk Assessment/ Feasibility Study was submitted to the Environmental Protection Agency (“EPA”) in October 1996. According to the studies performed by the site’s steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRP’s at this site with approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. Atrium Companies’ costs to date associated with this site have been approximately $78, with a current credit for overpayment of $30.

      The second site is the Diaz Refinery site in Jackson County, Arkansas. There is no documentation linking Atrium Companies to the site. In connection with a De Minimis Buyout Agreement, Atrium Companies paid $11 to exclude itself from future liability. Because of the lack of documentation linking Atrium Companies to the site and the De Minimis Buyout Agreement, it is not expected that the costs will be incurred in the future. Records indicate that, through agreements with the site’s steering committee and the Arkansas Department of Pollution Control (“ADPCE”), Atrium Companies will not receive any orders or be allocated further costs for continuing work because Atrium Companies does not have a volume contribution assigned to it (because of the lack of records showing it used the site). The facility was a solvent recovery, supplemental fuel blending and hazardous waste facility from the mid 1970s to 1988, resulting in impacted soil and groundwater. In 1995, the ADPCE approved a work plan and no further requirements have been assigned. Additionally, monitoring actions were completed in 2000 and no further activities have occurred since then.

      Atrium Companies believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      Atrium Companies owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold in December 1999. Atrium Companies has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. Atrium Companies believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company’s remaining operations.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Other Income, Net:

      Other income, net consists of the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Rental, interest and other income	$364	$587	$174
Gain on sale of marketable equity securities	—	507	—
Other	(384)	(844)	30

	$(20)	$250	$204

18.     Stock Options:

The 1998 Plan

      In connection with the 1998 Recapitalization, the Board of Directors of D and W adopted the 1998 Plan authorizing the issuance of 11,991 options to acquire common stock of D and W, now Atrium Corporation. Upon consummation of the acquisitions of Heat and Champagne, the 1998 Plan was amended to increase the number of shares of options available for grant to 14,991. Through December 31, 2001, the Board of Directors had granted 9,008 options under the 1998 Plan. All options granted under the 1998 Plan expire ten years from the date of grant.

      As of December 31, 2001, options of 831 had been granted that consisted of two tranches: (a) — options to purchase 277 shares with an exercise price of $1,090 per share and (b) — options to purchase 554 shares with an exercise price of $1,400. These options previously had a strike price that increased annually by 15% and 30%, respectively. On January 1, 2002, these options were fixed with strike prices of $1,090 and $1,300, respectively. At December 31, 2001, all of these options were vested.

      As of December 31, 2001, options of 220 with an exercise price of $1,650 had been granted that are exercisable only upon the occurrence of a value event as defined by the 1998 Plan. These options vest at such time of occurrence of a value event and expire ten years from the date of grant. Additionally, options of 7,538 options had been granted with exercise prices ranging from $1,000 to $1,500 per share. These options vest ratably over periods ranging from three to five years.

      The Company recorded non-cash stock compensation expense of $128 in 1999, representing the difference between the fair value of the stock at the date of issuance and the respective exercise prices of each of the above grants and upon appreciation in the fair value for variable options.

The Replacement Plan

      In addition to the 1998 Plan, the board of directors of the Company adopted the D and W Holdings, Inc. Replacement Stock Option Plan (the “Replacement Plan”) relating to certain options to purchase common stock which were granted in replacement of outstanding options of Atrium Corporation, our former subsidiary, in connection with the 1998 Recapitalization. Under the Replacement Plan, options to purchase 1,575 shares of the Company’s common stock were granted in exchange for outstanding options of Atrium Corporation, our former subsidiary, which were not exercised pursuant to the 1998 Recapitalization. The Replacement Plan was amended in connection with the consummation of the Heat and Champagne acquisitions to increase the number of shares of the Company’s common stock issuable upon exercise of options to 2,575 shares. Options to purchase 531 shares of our common stock were issued under the Replacement Plan in exchange for outstanding options of Heat which were not exercised. The options granted pursuant to the Replacement Plan vest ratably over a period ranging from three to five years on each anniversary date of the grant. The replacement options have exercise prices ranging from $10 to $160 per share and expire 10 years from the date

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant. As of December 31, 2001, a total of 1,383 options to purchase shares of the Company’s common stock were outstanding under the Replacement Plan.

      Upon termination of an optionee’s employment, the company has the right to repurchase all or any portion of the replacement options held by the optionee. Upon exercise of any vested portion of a replacement option, the Company may require the optionee to execute a buy-sell agreement containing provisions similar to the repurchase provisions described above, as a condition to the optionee’s exercise of that option.

      The following table summarizes the transactions of the 1998 Plan and the Replacement Plan (combined) for the years ended December 31, 2001, 2000 and 1999.

	December 31,	December 31,	December 31,
	2001	2000	1999

Outstanding awards, beginning of period	13,108	13,370	13,310
Granted	175	5,550	2,990
Canceled or expired	(2,742)	(5,812)	(2,930)
Exchanged	—	—	—
Exercised	(150)	—	—

Outstanding awards, end of year	10,391	13,108	13,370

Weighted average grant-date fair value of awards	$1,300	$1,300	$430
Weighted average exercise price of awards exercised	$10	$—	$—
Weighted average exercise price of awards granted	$1,300	$1,570	$880
Weighted average exercise price, end of period	$1,107	$1,040	$870
Awards exercisable, end of period	5,230	4,123	4,092
Awards available for future grant	7,025	4,453	4,192

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Number Outstanding	Life(months)	Price	Exercisable	Price

Options:
$10 — $160	1,383	82	$69	723	$54
$1,000 — $1,400	6,938	81	$1,121	3,869	$1,103
$1,500 — $2,000	2,070	89	$1,757	638	$1,759

	10,391			5,230

      In connection with the 1998 Recapitalization, Ardshiel exchanged 1,040 previously issued warrants in exchange for equivalent warrants of the Company. These warrants have a strike price of $10 and as of December 31, 2001 all of the warrants were vested.

      In 1995, the FASB issued SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional, and the Company has not elected the provisions of SFAS No. 123. However, pro forma disclosures, as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123. During 2001, 2000 and 1999, the Company granted only nonqualified stock options and warrants under the plans.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 2000, 1999 and 1998: dividend yield of 0.0%; risk-free interest rate of 5.65%; and the expected life of 5 years. In determining the “minimum value” SFAS 123 does not require the volatility of the Company’s common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the options were granted.

      Had the compensation cost for the stock-based compensation plans and warrants been determined consistent with SFAS No. 123, the Company’s net income (loss) for 2001, 2000, and 1999 would have been $(13,048), $(80,163) and $(951), respectively.

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

19.     Employee Benefit Plans:

      Atrium Companies maintains an employees’ savings plan under Section 401(k) of the Internal Revenue Code (“Atrium Plan”). Atrium Companies makes discretionary matching contributions equal to 50% of the first 4% of the employee’s contribution. Atrium Companies contributed $1,107, $839 and $505 during 2001, 2000 and 1999, respectively.

      In connection with the Recapitalization, Atrium Companies assumed Door Holding, Inc’s profit sharing plan under section 401 of the Code. The plan provided for discretionary contributions by the employer. The plan did not provide for employee contributions. No contributions were contributed in 1999 and upon receipt of a favorable tax determination letter from the Internal Revenue Service the plan was terminated in October 1999 at which time a distribution of $1,710 was made to eligible employees.

      Atrium Companies assumed Thermal’s qualified 401(k) and profit-sharing plan which covered substantially all of its employees. Under the terms of the plan, Thermal contributed up to 25% of the first 8% of each employee’s compensation contributed and made discretionary contributions to the plan. Total expense recorded was $5 and $529 during 2000 and 1999, respectively. The Thermal 401(k) and profit-sharing plan was merged into the Atrium Plan in 2000.

      During 1998, Best Built implemented a qualified 401(k) plan. Under the terms of the plan, Best Built contributed up to 25% of the first 8% of each employee’s compensation contributed. The total expense recorded was $6 and $17 during 2000 and 1999, respectively. The Best Built 401(k) plan was merged into the Atrium Plan in 2001.

      Champagne sponsored a 401(k) profit sharing plan covering substantially all employees. Contributions are determined annually by the Board of Directors. The total expense recorded was $0 and $67 during 2000 and 1999, respectively. The Champagne 401(k) profit sharing plan was merged into the Atrium Plan in 2001.

20.     Quarterly Results (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000	Total

Net sales	133,783	136,291	113,321	112,852	496,247
Gross profit	37,078	32,819	21,537	33,618	125,052
Net income (loss)	(4,118)	(29,382)	(14,836)	(31,423)	(79,759)

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of 2001, the Company wrote off deferred financing costs of $837 in connection with the retirement of debt under the Company’s Credit Agreement (see note 11) from the proceeds of the securitization of accounts receivable. These charges were previously not reflected in the Company’s September 30, 2001 financial statements. The following table presents the quarterly results as restated for the third quarter.

			September 30, 2001			Total

	March 31,	June 30,	Previously		December 31,	Previously
	2001	2001	Reported	Restated	2001	Reported	Restated

Net sales	112,302	143,810	140,846	140,846	127,941	524,899	524,899
Gross profit	36,228	46,084	47,193	47,193	40,586	170,091	170,091
Income (loss) before extraordinary charge	(5,698)	546	(392)	(392)	(6,230)	(11,774)	(11,774)
Extraordinary charge	—	—	—	837	—	—	837
Net income (loss)	(5,698)	546	(392)	(1,229)	(6,230)	(11,774)	(12,611)

21.     Atrium Corporation Only Financial Information:

Condensed Balance Sheets

	December 31,	December 31,
	2001	2000

ASSETS

Investment in subsidiary	$116,489	$122,076
Deferred financing costs, net	4,632	3,664

Total assets	$121,121	$125,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued liabilities	$24	$—
Notes Payable	29,397	22,156
Common stock subject to mandatory redemption	15,604	15,608
Stockholders’ equity	76,096	87,976

Total liabilities and stockholders’ equity	$121,121	$125,740

Condensed Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

General and administrative	$35	$—	$—
Interest expense	7,710	3,284	3,990
Benefit for income taxes	—	2,150	(1,636)
Equity in undistributed loss (income) of subsidiary	4,866	74,325	(2,218)

Net loss	$(12,611)	$(79,759)	$(136)

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2001	2000	1999

Cash flows from operating activities:
Net loss	$(12,611)	$(79,759)	$(136)
Equity in undistributed loss of subsidiary	4,866	74,326	(2,218)
Accretion of pay-in-kind notes	7,241	1,264	—
Accretion of discount notes	—	1,959	3,990
Amortization of deferred financing costs	454	62	—
Deferred tax benefit	—	1,545	(1,032)
Changes in assets and liabilities	24	603	(604)

Net cash used in operating activities	(26)	—	—

Cash flows from investing activities:
Cash (invested in) received from subsidiary	(10,024)	(63,000)	21,500

Net cash proved by (used in) investing activities	(10,024)	(63,000)	21,500

Cash flows from financing activities:
Proceeds from issuance of common stock	10,050	26,500	—
Proceeds from issuance of pay-in-kind notes	—	36,500	—
Repayment of discount notes	—	—	(21,500)

Net cash provided by (used in) financing activities	10,050	63,000	(21,500)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Supplemental disclosure:
Cash paid during the period for interest	—	—	1,500

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

of Atrium Corporation:

      Our audits of the consolidated financial statements of Atrium Corporation referred to in our report dated March 27, 2002, appearing in this Annual Report on Form 10-K also included an audit of the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
March 27, 2002

S-1

ATRIUM CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired	Column D —	Column E —
	Beginning of	Costs and	Through	Deductions —	Balance at
Column A — Description	Period	Expenses	Acquisition	Write-Offs(a)	End of Period

Allowance for doubtful accounts:
Year ended December 31, 1999	$778	$3,990	$344	$(3,442)	$1,670
Year ended December 31, 2000	$1,670	$4,247	$177	$(2,584)	$3,510
Year ended December 31, 2001	$3,510	$1,666	$—	$(5,023)	$153

(a)	includes write-offs, net of recoveries, and adjustment to writedown receivables sold to AFC to fair value.

		Column C — Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired		Column E —
	Beginning of	Costs and	Through	Column D —	Balance at
Column A — Description	Period	Expenses	Acquisition	Deductions	End of Period

Income tax valuation allowance:
Year ended December 31, 1999	$—	$—	$—	$—	$—
Year ended December 31, 2000	$—	$21,361	$—	$—	$21,361
Year ended December 31, 2001	$21,361	$4,847 (b)	$—	$(2,241)	$23,967

(b)	includes the cumulative-effect adjustment of adoption of SFAS No. 133

		Column C-Additions

	Column B —	(1)	(2)
	Balance at	Charged to	Acquired		Column E —
	Beginning of	Costs and	Through	Column D —	Balance at
Column A — Description	Period	Expenses	Acquisition	Deductions	End of Period

Inventory allowance:
Year ended December 31, 1999	$938	$184	$116	$(227)	$1,011
Year ended December 31, 2000	$1,011	$102	$—	$(622)	$491
Year ended December 31, 2001	$491	$1,181	$—	$(116)	$1,556

S-2

ATRIUM CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated as of October 25, 2000, among D and W Holdings Inc. and the Purchasers named therein(6)
1.2	Amendment No. 1, dated as of June 29, 2001, to the Purchase Agreement, dated as of October 25, 2000, among Atrium Corporation(fka D and W Holdings Inc.) and the Purchasers named therein(1)
2.1	Second Amended and Restated Purchase Agreement, dated as of October 17, 2000, among The Ellison Company, Inc., Atrium Companies, Inc. and D and W Holdings, Inc.(6)
2.2	Agreement and Plan of Merger, dated as of October 25, 2000, between D and W Holdings, Inc. and Atrium Corporation(5)
2.3	Agreement and Plan of Merger, dated as of December 27, 2001, between R.G. Darby Company — South and Door Holdings, Inc.(2)
2.4	Agreement and Plan of Merger, dated as of December 27, 2001, between Total Trim, Inc. — South and Door Holdings, Inc.(2)
2.5	Agreement and Plan of Merger, dated as of December 27, 2001, between Door Holdings, Inc. and Atrium Companies, Inc.(2)
2.6	Agreement and Plan of Merger, dated as of December 27, 2001, between H.I.G. Vinyl, Inc. and Heat, Inc.(2)
2.7	Agreement and Plan of Merger, dated as of December 26, 2001, between Atrium Door and Window Company of New England and Atrium Door and Window Company of the Northeast(2)
2.8	Agreement and Plan of Merger, dated as of December 26, 2001, between Atrium Door and Window Company of New York and Atrium Companies, Inc.(2)
2.9	Agreement and Plan of Merger, dated as of December 27, 2001, between Wing Industries Holdings, Inc. and Atrium Companies, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of D and W Holdings, Inc.(5)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of D and W Holdings, Inc.(5)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Atrium Corporation(1)
3.4	Bylaws of Atrium Corporation (formerly D&W Holdings, Inc.)(5)
4.1	Amended and Restated Indenture dated as of June 29, 2001, between Atrium Corporation and State Street Bank and Trust Company(1)
4.2	Exchange and Registration Rights Agreement, dated as of October 25, 2000, among D and W Holdings, Inc. and the Purchasers named therein(6)
4.3	Registration Rights and Stockholders Agreement, dated as of October 25, 2000, among D and W Holdings, Inc., GE Investment Private Placement Partners II and the Purchasers named therein(6)
4.4	Indenture, dated as of May 17, 1999, among Atrium Companies, Inc., the Guarantors named therein and State Street Bank and Trust Company(7)
4.5	First Supplemental Indenture, dated as of October 25, 2000, to the Indenture dated May 17, 1999, among Atrium Companies, Inc., the Guarantors named therein and State Street Bank and Trust Company(5)
4.6	Registration Rights Agreement, dated as of May 17, 1999, among Atrium Companies, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated(7)
10.1	Asset Purchase Agreement, dated as of August 30, 2000, between Atrium Companies, Inc. and Woodgrain Millwork, Inc.(5)

Exhibit
Number	Description

10.2	Asset Purchase Agreement, dated as of June 30, 2000, among Atrium Companies, Inc., Wing Industries, Inc. and Premdor Corporation(5)
10.3	Amendment No. 1 to the Stock Purchase Agreement, dated as of May 17, 1999, to the Stock Purchase Agreement dated as of April 20, 1999, among Heat, Inc., shareholders and optionholders named therein, H.I.G. Vinyl, Inc., H.I.G. Investment Fund, L.P., H.I.G. Capital Management, Inc. and Atrium Companies, Inc.(7)
10.4	Stock Purchase Agreement, dated as of May 10, 1999, between Champagne Industries, Inc. and Atrium Companies, Inc.(7)
10.5	Stock Purchase Agreement, dated as of April 20, 1999, among Heat, Inc., the shareholders and optionholders named therein, H.I.G. Vinyl, Inc., H.I.G. Investment Fund L.P., H.I.G. Capital Management, Inc. and Atrium Companies, Inc.(7)
10.6	Asset Purchase Agreement, dated as of March 4, 1998, among Masterview Window Company, LLC, Atrium Companies, Inc. and, for the limited purposes set forth therein, BancBoston Ventures, Inc.(9)
10.7	Lease Agreement, dated as of November 29, 2001, between Windough(DE)LP, and Atrium Companies, Inc.(2)
10.8	Lease Agreement, dated as of November 18, 1999, between Delaware Frame (TX), LP and Atrium Companies, Inc.(5)
10.9	Employment Agreement, dated as of December 31, 2000, among Atrium Corporation, Atrium Companies, Inc. and Jeff L. Hull(5)
10.10	Employment Agreement, dated as of January 1, 2001, between Atrium Corporation and Eric W. Long(5)
10.11	Employment and Non-Competition Agreement, dated as of January 24, 2000, between Atrium Companies, Inc. and Robert E. Burns(5)
10.12	Consulting, Non-Competition and Non-Solicitation Agreement, dated as of October 25, 2000, between Atrium Companies, Inc. and John Ellison, Jr.(5)
10.13	Amendment to Consulting, Non-Competition and Non-Solicitation Agreement, dated as of July 2001, between Atrium Companies, Inc. and John Ellison, Jr.(2)
10.14	Side Letter Agreement, dated as of October 25, 2000, between Atrium Companies, Inc. and John Ellison Jr.(5)
10.15	Employment and Non-Competition Agreement, dated as of October 25, 2000, between Atrium Companies, Inc. and C. Douglas Cross(5)
10.16	Buy-Sell Agreement, dated October 25, 2000, among D and W Holdings, Inc., C. Douglas Cross and GE Investment Private Placement Partners II(5)
10.17	Exchange and Subscription Agreement, dated July 31, 2000, among D and W Holdings, Inc., GE Investment Private Placement Partners II and Ardatrium L.L.C.(5)
10.18	Subscription Agreement, dated as of August 15, 2000, between D and W Holdings, Inc. and GE Investment Private Placement Partners II(5)
10.19	Subscription Agreement, dated as of October 25, 2000, among D and W Holdings, Inc. and GE Investment Private Placement Partners II(5)
10.20	Subscription Agreement, dated as of October 25, 2000, among D and W Holdings, Inc. and The Ellison Company, Inc.(5)
10.21	Subscription Agreement, dated as of October 25, 2000, among D and W Holdings, Inc. and Atrium Co-Capital Partners, LLC(5)
10.22	Management Subscription Agreement, dated as of October 25, 2000, among D and W Holdings, Inc. and C. Douglas Cross, Mike Cornwell and Dennis K. Bames(5)
10.23	Purchase Agreement, dated as of May 10, 1999, among Atrium Companies, Inc., the Guarantors named therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(7)

Exhibit
Number	Description

10.24	Joinder Agreement to Purchase Agreement, dated as of May 10, 1999, by and among Heat, Inc., H.I.G. Vinyl, Inc., Champagne Industries, Inc., Thermal Industries, Inc., Best Built, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated(7)
10.25	Restricted Stock Agreement, dated October 25, 2000, between D and W Holdings, Inc. and Ardshiel, Inc.(5)
10.26	Side Letter Agreement, dated as of October 24, 2000, among D and W Holdings, Inc., Atrium Corporation and Atrium Companies, Inc.(5)
10.27	Amended and Restated Stockholders Agreement, dated October 25, 2000, among D and W Holdings, Inc. and each of the stockholders signatories thereto(5)
10.28	Contribution Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and Atrium Companies, Inc.(5)
10.29	Contribution Agreement, dated as of October 25, 2000, between Atrium Corporation and Atrium Companies, Inc.(5)
10.30	Restated and Amended Tax Sharing Agreement, dated as of October 25, 2000, D and W Holdings, Inc., Atrium Companies, Inc. and the direct and indirect subsidiaries of Atrium Companies, Inc. signatories thereto(5)
10.31	Employment Agreement, dated as of January 1, 2001, between Atrium Corporation and Cliff Darby(2)
10.32	Buy-Sell Agreement, dated as of October 2, 1998, among D and W Holdings, Inc., GE Investment Private Placement Partners II and Cliff Darby(8)
10.33	D and W Holdings, Inc. 1998 Stock Option Plan(8)
10.34	Amendment No. 1 to D and W Holdings, Inc. 1999 Stock Option Plan, dated as of May 17, 1999(7)
10.35	D and W Holdings, Inc. 1998 Replacement Stock Option Plan(8)
10.36	Amendment No. 1 to D and W Holdings, Inc. 1998 Replacement Stock Option Plan, dated as of May 17, 1999, to the D and W Holdings, Inc. Replacement Stock Option Plan(7)
10.37	Amended and Restated Management Agreement, dated as of May 17, 1999, among Ardshiel, Inc., D and W Holdings, Inc., Atrium Corporation and Atrium Companies, Inc.(7)
10.38	Amendment No. 2, dated as of July 20, 2001 to the Credit Agreement dated as of October 2, 1998 and amended and restated as of October 25, 2000, among Atrium Companies, Inc.,the Guarantor party thereto, each of the Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent(2)
10.39	Amendment No. 1 and Waiver No. 1 dated as of May 15, 2001 to the Credit Agreement, dated as of October 2, 1998 and amended and Restated as of October 25, 2000 among Atrium Companies, Inc., the Guarantor party thereto, each of the Lenders, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent(2)
10.40	First Amended and Restated Credit Agreement, dated as of October 25, 2000, among Atrium Companies, Inc. and the Guarantors Party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Lead Arranger and Syndication Agent, BankOne, Texas, N.A. as Documentation Agent and Fleet National Bank, as Administrative Agent and the Lenders Party thereto(6)
10.41	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Daniel T. Morley(5)
10.42	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Jeff L. Hull(5)
10.43	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Nimrod Natan(5)
10.44	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Andreas Hildebrand(5)

Exhibit
Number	Description

10.45	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and John Deterding(5)
10.46	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Robert E. Burns(5)
10.47	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Roger A. Knight(5)
10.48	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Eric W. Long(5)
10.49	Indemnification Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and John Ellison, Jr.(5)
10.50	Indemnification Agreement, dated as of August 31, 2000, between D and W Holdings, Inc. and Cliff Darby(5)
10.51	Indemnification Agreement, dated as of October 25, 2000, between D and W Holdings, Inc. and Dennis M. McCormick(5)
10.52	Indemnification Agreement, dated as of October 25, 2000, between Atrium Corporation and C. Douglas Cross(5)
10.53	Contribution Agreement, dated as of May 2, 2001, between Atrium Corporation and Atrium Companies, Inc.(4)
10.54	Subscription Agreement, dated as of May 2, 2001, between Atrium Corporation and GE Investment Private Placement Partners II, a Limited Partnership(4)
10.55	Subscription Agreement, dated as of May 2, 2001, between Atrium Corporation and Ardatrium L.L.C.(4)
10.56	Subscription Agreement, dated as of May 2, 2001, between Atrium Corporation and The Ellison Company, Inc.(4)
10.57	Subscription Agreement, dated as of May 16, 2001, between Atrium Corporation and GE Investment Private Placement Partners II(1)
10.58	Subscription Agreement, dated as of May 16, 2001, between Atrium Corporation and Ardatrium, LLC(1)
10.59	Assignment and Subscription Agreement, dated as of May 16, 2001 among Atrium Corporation, Ellison Capital, LLC and The Ellison Company, Inc.(1)
10.60	Contribution Agreement, dated as of May 16, 2001 among Atrium Corporation and Atrium Companies, Inc.(2)
10.61	Receivable Purchase Agreement dated as of July 31, 2001, among Atrium Funding Corp., Atrium Companies, Inc., fairway Finance Corporation and BMO Nesbitt Burns Corp.(3)
10.62	Purchase and Sale Agreement dated July 3, 2001, between the various entities listed on Schedule A thereto and Atrium Funding Corp.(3)
21.1	Subsidiaries of Atrium Corporation(1)

(1)	Filed herewith.

(2)	Incorporated by reference from Atrium Companies Inc.’s Report on Form 10-K filed as of April 1, 2002.

(3)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K filed on August 14, 2001.

(4)	Incorporated by reference from Amendment No. 2 to Atrium Corporation’s Registration Statement on Form S-4 , dated May 9, 2001, SEC File No. 333-54122.

(5)	Incorporated by reference from Atrium Corporation’s Registration Statement on Form S-4, dated January 22, 2001, SEC File No. 333-54122.

(6)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated October 24, 2000 and filed on November 9, 2000.

(7)	Filed with Atrium Companies, Inc.’s Registration Statement on Form S-4 dated July 15, 1999, SEC File No. 333-82921.

(8)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 10-K dated March 31, 1999 and filed on April 15, 1999.

(9)	Incorporated by reference from Atrium Companies, Inc.’s Report on Form 8-K, dated March 27, 1998 and filed on April 13, 1998.