Form 10-Q
period 2002-06-30
ATRIUM CORP
filed 2002-08-14
CIK 1036538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-54122

Atrium Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-2814598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1341 W. Mockingbird Lane, Suite 1200W, Dallas, Texas 75247, (214) 630-5757

(Address of principal executive offices, including zip code and telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

ATRIUM CORPORATION

FORM 10-Q

Quarter Ended June 30, 2002

INDEX

		Page

PART I FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001	3
	Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2001	4
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss for the Six Months Ended June 30, 2002	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	17
Items 2, 3, 4 and 5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

ATRIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,098	$1,247
Accounts receivable, net	3,842	3,895
Retained interest in sold accounts receivable	29,561	14,373
Inventories	37,745	36,737
Prepaid expenses and other current assets	4,356	4,819
Deferred tax asset	1,298	1,106

Total current assets	78,900	62,177
PROPERTY, PLANT AND EQUIPMENT, net	56,715	55,755
GOODWILL, net	345,239	345,239
DEFERRED FINANCING COSTS, net	16,295	17,982
OTHER ASSETS, net	7,336	7,366

Total assets	$504,485	$488,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$5,493	$6,191
Accounts payable	33,102	18,539
Accrued liabilities	26,981	29,695

Total current liabilities	65,576	54,425

LONG-TERM LIABILITIES:
Notes payable	339,804	333,760
Deferred tax liability	1,298	1,106
Other long-term liabilities	542	707
Swaps contract liability	5,443	6,821

Total long-term liabilities	347,087	342,394

Total liabilities	412,663	396,819

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value, 245,000 shares authorized, 170,444 and 170,399 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	2	2
Paid-in capital	179,403	179,526
Accumulated deficit	(97,077)	(95,163)
Accumulated other comprehensive loss	(6,110)	(8,269)

Total stockholders’ equity	76,218	76,096

Total liabilities and stockholders’ equity	$504,485	$488,519

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

NET SALES	$148,181	$141,570
COST OF GOODS SOLD	98,938	97,726

Gross profit	49,243	43,844

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	30,959	27,214
Securitization expense	298	—
Stock compensation expense	158	568
Amortization expense	826	3,598

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	32,241	31,380
Special charge	3,948	139

	36,189	31,519

Income from operations	13,054	12,325
INTEREST EXPENSE	11,295	11,400
OTHER INCOME (EXPENSE), net	181	(83)

Income before income taxes	1,940	842
PROVISION FOR INCOME TAXES	74	296

NET INCOME	$1,866	$546

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

NET SALES	$261,470	$252,193
COST OF GOODS SOLD	177,180	173,800

Gross profit	84,290	78,393

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	57,587	51,910
Securitization expense	554	—
Stock compensation expense	233	713
Amortization expense	1,630	7,133

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	60,004	59,756
Special charge	3,948	139

	63,952	59,895

Income from operations	20,338	18,498
INTEREST EXPENSE	22,419	23,196
OTHER INCOME, net	397	56

Loss before income taxes	(1,684)	(4,642)
PROVISION FOR INCOME TAXES	230	510

NET LOSS	$(1,914)	$(5,152)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2002
(Dollars in thousands, except share amounts)
(Unaudited)

				Retained	Accumulated
	Class A			Earnings	Other	Total
			Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance, December 31, 2001	170,399	$2	$179,526	$(95,163)	$(8,269)	$76,096
Issuance of Class A Shares	70	—	1	—	—	1
Repurchase of Class A Shares	(25)	—	(25)	—	—	(25)
Repurchase of stock options	—	—	(99)	—	—	(99)
Comprehensive income (loss):
Net loss	—	—	—	(1,914)	—	(1,914)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	2,159	2,159

Total comprehensive income (loss)	—	—	—	(1,914)	2,159	245

Balance, June 30, 2002	170,444	$2	$179,403	$(97,077)	$(6,110)	$76,218

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,914)	$(5,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,107	11,861
Non-cash stock compensation expense	150	(25)
Amortization of deferred financing costs	1,763	1,473
Accretion of discount on senior subordinated notes	100	89
Accretion of discount on senior payment-in-kind notes	4,187	3,489
Accretion of gain from interest rate collars	—	(164)
Amortization of gain from sale/leaseback of building	(26)	(3)
Provision for bad debts	496	444
Special charge	1,176	—
Gain on sales of assets	(13)	(11)
Changes in assets and liabilities:
Accounts receivable	(16,630)	(13,818)
Sale of accounts receivable	1,000	—
Inventories	(1,008)	(241)
Prepaid expenses and other current assets	389	(336)
Accounts payable	12,608	5,483
Accrued liabilities	(3,377)	(5,488)

Net cash provided by (used in) operating activities	6,008	(2,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,505)	(8,669)
Proceeds from sales of assets	57	42
Other assets	(1,600)	(2,384)

Net cash used in investing activities	(8,048)	(11,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable and capital lease obligations	(14)	(152)
Net borrowings under revolving credit facility	4,500	1,500
Proceeds from the issuance of common stock	1	10,050
Repurchase of stock options and common stock	(124)
Capitalized deferred financing costs	—	(1,366)
Scheduled principal payments on term notes	(2,744)	(2,980)
Additional principal payments on term notes	(684)	—
Checks drawn in excess of bank balances	1,956	4,149

Net cash provided by financing activities	2,891	11,201

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	851	(2,209)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,247	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,098	$2,437

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Dollars in thousands, except share amounts)
(Unaudited)

1.     Basis of Presentation

      Atrium Corporation (“the Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

      The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2002 and 2001, and financial position as of June 30, 2002 and December 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.     New Accounting Pronouncements

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.                Adoption of SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three and six months ended June 2001 was $2,933 and $5,860, respectively. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      As shown in the following table, the Company would have reported net income of $3,479 and $708 during the three and six months ended June 30, 2001 if the goodwill amortization included in the Company’s net income (loss), as reported, had not been recognized.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income (loss) as reported	$1,866	$546	$(1,914)	$(5,152)
Adjustment:
Goodwill amortization	—	2,933	—	5,860

Adjusted net income (loss)	$1,866	$3,479	$(1,914)	$708

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 did not have a significant effect on the Company as of January 1, 2002.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Inventories

      Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$23,471	$24,209
Work-in-process	1,455	1,000
Finished goods	12,777	11,225

	37,703	36,434
LIFO reserve	42	303

	$37,745	$36,737

5.     Notes Payable

      Notes payable consisted of the following:

	June 30,	December 31,
	2002	2001

Revolving credit facility	$4,500	$—
Term loan A	6,524	8,185
Term loan B	59,120	59,980
Term loan C	68,640	69,547
Senior subordinated notes	175,000	175,000
Senior payment-in-kind notes	33,584	29,397
Other	15	28

	347,383	342,137
Less:
Unamortized discount on senior subordinated notes	(2,086)	(2,186)
Current portion of notes payable	(5,493)	(6,191)

Long-term debt	$339,804	$333,760

      The senior subordinated notes, senior payment-in-kind notes, and credit agreement requires the Company to meet certain financial tests pertaining to interest coverage, fixed charge coverage and leverage. As of June 30, 2002, the Company was in compliance with all related covenants.

      Additionally, the credit agreement has an “excess cash flows” provision mandating additional principal payments on the term loans if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the 2001 excess cash flows. An excess cash flow payment was not required in 2001. Based on the Company’s results for the first six months of 2002, an excess cash flow payment may be required in April 2003.

      Interest on the Company’s senior payment-in-kind notes accrues at a rate of 15%, except under the following two conditions: If a default occurs as defined by the agreement, and remains uncured or, if the ratio of total consolidated indebtedness to consolidated cash flow of the Company commencing with March 2002 is greater than 3.75x, then the interest rate shall increase to 17%. The interest rate will return to

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15% upon curing of a default or upon the ratio being equal to or less than the 3.75x limit. The interest rate on the senior payment-in-kind notes increased to 17% in April 2002 as a result of the ratio not being met.

      The Company uses interest rate swap agreements to hedge exposure to interest rate fluctuations. At December 31, 2001, the Company had interest rate swaps with notional amounts totaling $137,500. In March 2002, the Company amended the notional amount of one of the swaps in order to maintain hedge effectiveness. At June 30, 2002, the total notional amount of the swaps was $135,500.

6.     Contingencies

      The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

      The Company has five unionized facilities within the State of Texas, four of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”) and one is represented by the Sheet Metal International Association. During May of 2001, the Company entered into a new three-year collective bargaining agreement with UNITE! All of these collective bargaining agreements will expire in 2004. Due to the decision to close the Woodville, Texas facility in early 2002, the Company negotiated a termination agreement with the Sheet Metal International Association resulting in a termination of this contract.

      The Company is involved in various stages of investigation and cleanup related to environmental protection matters, some of which relate to waste disposal sites. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due in part to: the uncertainty as to the extent of pollution; the complexity of government laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; the uncertain level of insurance or other types of recovery; and the questionable level of the Company’s involvement. In 1998, the Company was named as a potentially responsible party (“PRP”) in two superfund sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

      The Company is a PRP at the Chemical Recycling, Inc. or “CRI” Superfund site in Wylie, Texas. The Company is a very small contributor at the CRI site, being assigned approximately 2.788% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint waste to the site for recycling. The site has soil and groundwater contamination. Major removal actions have occurred and a Work Plan for Risk Assessment/ Feasibility Study was submitted to the Environmental Protection Agency (“EPA”) in October 1996. According to the studies performed by the site’s steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRP’s at this site with approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. The Company’s costs to date associated with this site have been approximately $78, with a current credit for overpayment of $30.

      The second site is the Diaz Refinery site in Jackson County, Arkansas. There is no documentation linking the Company to the site. In connection with a De Minimis Buyout Agreement, the Company paid $11 to exclude itself from future liability. Because of the lack of documentation linking the Company to the site and the De Minimis Buyout Agreement, it is not expected that the costs will be incurred in the future. Records indicate that, through agreements with the site’s steering committee and the Arkansas Department of Pollution Control (the “ADPCE”), the Company will not receive any orders or be allocated further costs for continuing work because the Company does not have a volume contribution assigned to it (because of the lack of records showing it used the site). The facility was a solvent recovery, supplemental fuel blending and hazardous waste facility from the mid 1970s to 1988, resulting in impacted soil and groundwater. In 1995, the

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ADPCE approved a work plan and no further requirements have been assigned. Additionally, monitoring actions were completed in 2000 and no further activities have occurred since then.

      The Company believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      The Company owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are not expected to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. This property was sold in December 1999. The Company has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up. No additional liabilities are believed to exist in regards to the Company’s remaining operations.

7.     Wing Divestiture and Woodville Closing

      During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing Industries, Inc. (“Wing”). The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,089 for litigation expenses. During the second quarter of 2002, $2,772 of the special charge was incurred and has been paid by the Company, leaving a remaining accrual of $1,176 for unpaid liabilities, which are still under negotiation.

      In the same period, the Company reduced its accrued provisions for the Woodville closing by $179. The Company does not anticipate additional liabilities related to the Woodville closure.

8.     Atrium Corporation Only Financial Information

Condensed Balance Sheets

	June 30,	December 31,
	2002	2001

Assets
Investment in subsidiary	$121,034	$116,489
Deferred financing costs, net	4,372	4,632

Total assets	$125,406	$121,121

Liabilities and Stockholders’ Equity
Accrued liabilities	$—	$24
Notes payable	33,584	29,397
Common stock subject to mandatory redemption	15,604	15,604
Stockholders’ equity	76,218	76,096

Total liabilities and stockholders’ equity	$125,406	$121,121

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	Three months ended
	June 30,

	2002	2001

Interest expense	$2,357	$1,897
Equity in undistributed income of subsidiary	4,223	2,443

Net income	$1,866	$546

Condensed Statements of Operations

	Six months ended
	June 30,

	2002	2001

Interest expense	$4,449	$3,688
Equity in undistributed income (loss) of subsidiary	2,535	(1,464)

Net loss	$(1,914)	$(5,152)

Condensed Statements of Cash Flows

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,914)	$(5,152)
Equity in undistributed (income) loss of subsidiary	(2,535)	1,464
Accretion of senior payment-in-kind notes	4,187	3,489
Amortization of deferred financing costs	262	199
Changes in assets and liabilities	(26)	—

Net cash used in operating activities	(26)	—

Cash flows from investing activities:
Cash (invested in) received from subsidiary	149	(8,930)

Net cash provided by (used in) investing activities	149	(8,930)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1	10,050
Repurchase of stock options and common stock	(124)	(1,120)

Net cash provided by (used in) financing activities	(123)	8,930

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Certain Forward-Looking Statements

      This 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this 10-Q, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, and similar expressions, as they relate to the Company or the Company’s management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Results of Operations

      The operations of the Company are cyclical in nature and generally result in increases during the peak building season, which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter and the first six months of 2002 are not necessarily indicative of results expected for the full year.

      Net Sales. Net sales increased by $6,611, or 4.7% from $141,570 during the second quarter of 2001 to $148,181 during the second quarter of 2002 and increased $9,277, or 3.7% from $252,193 during the first six months of 2001 to $261,470 during the first six months of 2002. The increase in net sales was due to an increase in volume at the Company’s aluminum and vinyl window operations, offset by a decline in sales at the Darby and aluminum extrusion operations. Net sales at the aluminum window operations increased $5,401, or 12.2% during the second quarter of 2002 and $8,756, or 10.9% during the first six months of 2002 over the prior year. This increase was primarily due to increased volume to homecenter customers. Net sales at the vinyl window operations increased by $3,247, or 4.2% during the second quarter of 2002 and $5,930, or 4.5% during the first six months of 2002 over the prior year. The growth rate at the vinyl window operations was hindered by soft sales at our West Coast operations. Net sales at the Darby and aluminum extrusion operations combined for a decrease of 9.8% during the second quarter of 2002 and 13.8% during the first six months of 2002. The decrease at the aluminum extrusion operations was virtually all related to declining aluminum prices, which affect the overall selling price of the extrusion product, while the decrease at the Darby operations was a result of softer demand in the multi-family market.

      Cost of Goods Sold. Cost of goods sold as a percentage of net sales improved from 69.0% during the second quarter of 2001 to 66.8% during the second quarter of 2002 and from 68.9% during the first six months of 2001 to 67.8% during the first six months of 2002. The improvement was largely the result of a decrease in material costs as a percentage of sales, as materials decreased from 41.8% during the second quarter of 2001 to 40.5% during the second quarter of 2002 and from 41.6% during the first six months of 2001 to 40.6% during the first six months of 2002. This decrease was due to our increased purchasing power and the realization of synergies from acquisitions made in prior years. The remaining decrease in cost of goods sold as a percentage of net sales for the second quarter and first six months of 2002 is due to decreases in direct labor expenses and the absence of non-recurring expenses related to various facility consolidations that occurred during 2001. Automation efforts have also resulted in the reduction of direct labor expenses due to increased efficiency at the Company’s facilities. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and, the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $3,745 from $27,214 (19.2% of net sales during the second quarter of 2001) to $30,959 (20.9% of net sales during the second quarter of 2002) and increased $5,677 from $51,910 (20.6% of net sales during the first six months of 2001) to $57,587 (22.0% of net sales during the first six months of 2002). General and administrative expenses increased $2,338 from 7.1% of net sales during the second quarter of 2001 to 8.3% during 2002 and $4,081 from 7.5% of net sales during the first six months of 2001 to 8.8% during 2002. The increase in general and administrative expenses was largely the result of an $869 and $1,679 increase in bonus compensation expense during the second quarter and first six months, respectively, over prior year. Additionally, professional fees increased $438 during the first six months of 2002 over the prior year. The increase in professional fees was attributable to the establishment of the Company’s new operations in Mexico as well as legal fees for the successful defense against a union organizing effort at one of the Company’s facilities. The remaining increase to general and administrative expenses was due to higher insurance premiums in 2002, as well as an increase to salary and related payroll expenses. Delivery expenses increased $1,206 from 5.7% of net sales during the second quarter of 2001 to 6.3% during 2002 and $1,338 from 6.1% of net sales during the first six months of 2001 to 6.4% during 2002. The increase in delivery expenses was primarily related to an increase in the volume of products shipped into the southern California market, which resulted in a longer average distance per truckload. Selling expenses, which consist primarily of commissions, decreased slightly as a percentage of net sales from 6.4% during the second quarter of 2001 to 6.3% during 2002 and from 6.9% of net sales during the first six months of 2001 to 6.8% during 2002.

      Securitization Expense. During the second quarter and first six months ended June 2002, the Company incurred securitization expense of $298 and $554, respectively, on the loss on the sale of the Company’s accounts receivable, which represented the interest expense and commitment fee components of the transaction. The Company securitized its accounts receivable in the third quarter of 2001.

      Stock Compensation Expense. Stock compensation expense decreased $410 from $568 in the second quarter of 2001 to $158 in the second quarter of 2002 and decreased $480 from $713 in the first six months of 2001 to $233 in the first six months of 2002. Stock compensation expense during the second quarter of 2001 and 2002 included $418 and $83, respectively, for the repurchase of outstanding stock options from former employees and $150 and $75, respectively, of payments for services rendered in the form of the Company’s common stock to the Company’s equity sponsor, Ardshiel, Inc. Stock compensation during the first six months of 2001 and 2002 included $563 and $83, respectively, for the repurchase of outstanding stock options from former employees and $150 of payments for services rendered in the form of the Company’s common stock to Ardshiel, Inc.

      Amortization Expense. Amortization expense decreased $2,772 from $3,598 during the second quarter of 2001 to $826 during the second quarter of 2002 and decreased $5,503 from $7,133 during the first six months of 2001 to $1,630 during the first six months of 2002. The decrease was attributable to the Company’s adoption of SFAS 142 (see Note 3) which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for the second quarter and first six months of 2001 was $2,933 and $5,860, respectively.

      Special Charge. During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing. The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,089 for litigation expenses. During the second quarter of 2002, $2,772 of the special charge was incurred and has been paid by the Company, leaving a remaining accrual of $1,176 for unpaid liabilities, which are still under negotiation.

      Interest Expense. Interest expense decreased $105 from $11,400 during the second quarter of 2001 to $11,295 during the second quarter of 2002 and decreased $777, from $23,196 during the first six months of 2001 to $22,419 during the first six months of 2002. The decrease is attributable to reduced debt levels in 2002 as a result of working capital improvements and the execution of the accounts receivable securitization facility in August 2001, from which the proceeds were used to repay long-term debt.

Liquidity and Capital Resources

      Cash generated from operations and availability under Atrium Companies’ revolving credit facility and Atrium Companies’ accounts receivable securitization facility are the Company’s principal sources of liquidity. During the first six months of 2002, cash was primarily used for capital expenditures to increase plant capacity and automation and for debt payments. Net cash provided by operating activities was $6,008 during the first six months of 2002 compared to net cash used in operating activities of $2,399 during the first six months of 2001. The increase in cash provided by operating activities during 2002 over the prior year was largely due to working capital improvements. Net cash used in investing activities during the first six months of 2002 was $8,048 compared to $11,011 during the first six months of 2001. The decrease in cash used in investing activities during 2002 over the prior year was primarily the result of a decrease in capital expenditures made during 2002. Cash provided by financing activities during the first six months of 2002 was $2,891 compared to $11,201 during the first six months of 2001. The decrease in net cash provided by financing activities was due to a reduction in proceeds from the issuance of the Company’s common stock.

      Additionally, Atrium Companies’ credit agreement has an “excess cash flows” provision mandating additional principal payments on the term loans if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the 2001 excess cash flows. An excess cash flow payment was not required in 2001. Based on Atrium Companies’ results for the first six months of 2002, an excess cash flow payment may be required in April 2003.

      Interest on the Company’s senior payment-in-kind notes accrues at a rate of 15%, except under the following two conditions: If a default occurs as defined in the agreement, and remains uncured or, if the ratio of total consolidated indebtedness to consolidated cash flow of the Company commencing with March 2002 is greater than 3.75x, then the ratio being equal to or less than the 3.75x limit. The interest rate on the senior payment-in-kind notes increased to 17% in April 2002 as a result of the ratio not being met.

Other Capital Resources

      Atrium Companies’ credit agreement, as amended, provides for a revolving credit facility in the amount of $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, Atrium Companies has an accounts receivable securitization facility, which will make additional funds available to the Company depending on accounts receivable levels. On July 30, 2002 Atrium Companies’ receivables purchase agreement was amended to reduce the size of the accounts receivable securitization from $50,000 to $42,000.

      At June 30, 2002, the Company had $39,733 of availability under the revolving credit facility, net of borrowings of $4,500 and outstanding letters of credit totaling $2,767. As of August 9, 2002, the Company had cash of $3,036 and $42,733 of availability under the revolving credit facility, net of borrowings of $1,500 and outstanding letters of credit totaling $2,767. At June 30, 2002, the Company had $21,600 of availability under the securitization facility, subject to borrowing based requirements, net of securitizations of $28,400. As of August 9, 2002, the Company had $9,500 available under the securitization facility, net of securitizations of $32,500.

Capital Expenditures

      The Company had cash capital expenditures of $6,448 during the first six months of 2002 ($3,158 during the second quarter of 2002) compared to $8,627 during the first six months of 2001 ($3,885 during the second quarter of 2001). Capital expenditures both for the first six months of 2002 and 2001 are a result of the Company’s effort to increase plant capacity and to increase efficiency through automation at its various manufacturing facilities. During 2001, the Company had additional capital expenditures related to the opening of its new vinyl window manufacturing and aluminum extrusion facilities. The Company expects capital expenditures (exclusive of acquisitions, if any) in 2002 to be approximately $13,500, however, actual capital requirements may change based on management and strategic decisions.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

Adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 144

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization expense for goodwill for the three and six months ended June 30, 2001 was $2,933 and $5,860, respectively. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

      The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), effective January 1, 2002. SFAS 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”). However, SFAS 144 provides new guidance intended to address certain implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS 144 also requires that any net assets to be disposed of by sale to be reported at the lower of carrying value or fair value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. Adoption of SFAS 144 did not have a significant effect on the Company as of January 1, 2002.

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

      On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $5,443 and is included in swap contract liability.

      On December 8, 2000, Atrium Companies entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. In December of 2001 the notional amount of the swap was amended to $37,500 and again in March 2002 to $35,500 in order to maintain hedge effectiveness. The amended swap expires in December 2002. Under the agreement, the Company pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. The fair value of this swap is a liability of $667 and is included in accrued liabilities.

PART II

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1 of this report.

      (b) Reports on Form 8-K

           The following reports of Form 8-K were filled by the registrant during the second quarter:

             None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM CORPORATION
(Registrant)

Date: August 14, 2002

By:	/s/JEFF L. HULL

Jeff L. Hull
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2002

By:	/s/ERIC W. LONG

Eric W. Long
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

ATRIUM CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1