Form 10-Q
period 2002-09-30
ATRIUM CORP
filed 2002-11-14
CIK 1036538

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)    No (  )

ATRIUM CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

ATRIUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,481	$1,247
Accounts receivable, net	3,368	3,895
Retained interest in sold accounts receivable	31,025	14,373
Inventories	38,033	36,737
Prepaid expenses and other current assets	4,256	4,819
Deferred tax asset	1,327	1,106

Total current assets	83,490	62,177
PROPERTY, PLANT AND EQUIPMENT, net	57,394	55,755
GOODWILL, net	345,239	345,239
DEFERRED FINANCING COSTS, net	15,450	17,982
OTHER ASSETS, net	7,825	7,366

Total assets	$509,398	$488,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,489	$6,191
Accounts payable	31,496	18,539
Accrued liabilities	31,124	29,695

Total current liabilities	68,109	54,425

LONG-TERM LIABILITIES:
Notes payable	336,310	333,760
Deferred tax liability	1,327	1,106
Other long-term liabilities	523	707
Swaps contract liability	5,481	6,821

Total long-term liabilities	343,641	342,394

Total liabilities	411,750	396,819

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value, 245,000 shares authorized, 170,444 and 170,399 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2	2
Paid-in capital	179,403	179,526
Accumulated deficit	(91,606)	(95,163)
Accumulated other comprehensive loss	(5,755)	(8,269)

Total stockholders’ equity	82,044	76,096

Total liabilities and stockholders’ equity	$509,398	$488,519

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001
(Dollars in thousands)
(unaudited)

	2002	2001

NET SALES	$144,763	$138,514
COST OF GOODS SOLD	95,977	93,643

Gross profit	48,786	44,871

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	30,313	28,693
Securitization expense	325	1,165
Stock compensation expense	75	(207)
Amortization expense	845	3,619

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	31,558	33,270
Special charge	—	136

	31,558	33,406

Income from operations	17,228	11,465
INTEREST EXPENSE	11,377	11,421
OTHER EXPENSE, net	132	47

Income (loss) before income taxes	5,719	(3)
PROVISION FOR INCOME TAXES	248	389

Income (loss) before extraordinary charge	5,471	(392)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2001)	—	837

NET INCOME (LOSS)	$5,471	$(1,229)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)
(unaudited)

	2002	2001

NET SALES	$406,233	$390,707
COST OF GOODS SOLD	273,157	267,443

Gross profit	133,076	123,264

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	87,900	80,603
Securitization expense	879	1,165
Stock compensation expense	308	506
Amortization expense	2,475	10,752

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	91,562	93,026
Special charge	3,948	275

	95,510	93,301

Income from operations	37,566	29,963
INTEREST EXPENSE	33,796	34,617
OTHER INCOME, net	265	9

Income (loss) before income taxes	4,035	(4,645)
PROVISION FOR INCOME TAXES	478	899

Income (loss) before extraordinary charge	3,557	(5,544)
EXTRAORDINARY CHARGE ON EARLY RETIREMENT OF DEBT (net of income tax benefit of $0 in 2001)	—	837

NET INCOME (LOSS)	$3,557	$(6,381)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2002
(Dollars in thousands, except share amounts)
(unaudited)

					Accumulated
	Class A				Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2001	170,399	$2	$179,526	$(95,163)	$(8,269)	$76,096
Issuance of Class A Shares	70	—	1	—	—	1
Repurchase of Class A Shares	(25)	—	(25)	—	—	(25)
Repurchase of stock options	—	—	(99)	—	—	(99)
Comprehensive income:
Net income	—	—	—	3,557	—	3,557
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	2,514	2,514

Total comprehensive income	—	—	—	3,557	2,514	6,071

Balance, September 30, 2002	170,444	$2	$179,403	$(91,606)	$(5,755)	$82,044

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)
(unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,557	$(6,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary charge, net of income tax benefit	—	837
Depreciation and amortization	10,965	18,099
Non-cash stock compensation expense	225	—
Amortization of deferred financing costs	2,533	2,246
Accretion of discount on senior subordinated notes	152	137
Accretion of discount on senior payment-in-kind notes	6,512	5,314
Accretion of gain from interest rate collars	—	(246)
Amortization of gain from sale-leaseback of building	(32)	(5)
Provision for bad debts	—	18
Loss on sale of receivables	664	909
Special charge	456	—
Loss on sales of assets	1	17
Changes in assets and liabilities:
Accounts receivable	528	1,183
Retained interest in sold accounts receivable	(12,915)	(11,847)
Sale of accounts receivable	(4,400)	27,800
Inventories	(1,296)	(2,180)
Prepaid expenses and other current assets	563	(442)
Accounts payable	8,271	2,469
Accrued liabilities and other long-term liabilities	1,804	(2,983)

Net cash provided by operating activities	17,588	34,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,362)	(12,100)
Proceeds from sales of assets	194	101
Other assets	(2,933)	(1,648)

Net cash used in investing activities	(13,101)	(13,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of notes payable and capital lease obligations	(18)	(230)
Net payments under revolving credit facility	—	(5,000)
Proceeds from the issuance of common stock	1	10,050
Repurchase of stock options and common stock	(124)	(897)
Capitalized deferred financing costs	—	(1,514)
Scheduled principal payments on term notes	(4,114)	(4,354)
Additional principal payments on term notes	(684)	(20,000)
Checks drawn in excess of bank balances	4,686	3,169

Net cash used in financing activities	(253)	(18,776)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,234	2,522
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,247	4,646

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,481	$7,168

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
(Dollars in thousands, except share amounts)
(unaudited)

1.	Basis of Presentation

     Atrium Corporation (“the Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

     The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2002 and 2001, and financial position as of September 30, 2002 and December 31, 2001 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company on January 1, 2003. The Company does not anticipate a significant impact on its results of operations from adopting this statement.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis. This statement will affect the timing of exit or disposal activities reported by the Company after adoption.

3.	Adoption of SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets"

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization of goodwill during the third quarter and first nine months of 2001 was $2,933 and $8,792, respectively. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

     As shown in the following table, the Company would have reported net income of $1,704 and $2,411 during the three and nine months ended September 30, 2001 if the goodwill amortization included in the Company’s net loss, as reported, had not been recognized.

	Three months		Nine months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income (loss) as reported	$5,471	$(1,229)	$3,557	$(6,381)
Adjustment:
Goodwill amortization	—	2,933	—	8,792

Adjusted net income	$5,471	$1,704	$3,557	$2,411

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

     Inventories are valued at the lower of cost or market using the last-in, first-out (“LIFO”) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	September 30,	December 31,
	2002	2001

Raw materials	$22,820	$24,209
Work-in-process	1,339	1,000
Finished goods	13,978	11,225

	38,137	36,434
LIFO reserve	(104)	303

	$38,033	$36,737

5.	Notes Payable

     Notes payable consisted of the following:

	September 30,	December 31,
	2002	2001

Revolving credit facility	$—	$—
Term loan A	5,714	8,185
Term loan B	58,840	59,980
Term loan C	68,360	69,547
Senior subordinated notes	175,000	175,000
Senior payment-in-kind notes	35,909	29,397
Other	10	28

	343,833	342,137
Less:
Unamortized discount on senior subordinated notes	(2,034)	(2,186)
Current portion of notes payable	(5,489)	(6,191)

Long-term debt	$336,310	$333,760

     The Company’s credit agreement and senior payment-in-kind notes require the Company to meet certain financial tests pertaining to interest coverage, fixed charge coverage and leverage. As of September 30, 2002, the Company was in compliance with all related covenants.

     Additionally, the credit agreement has an “excess cash flows” provision mandating additional principal payments on the term loans if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the 2001 excess cash flows. An excess cash flow payment was not required in 2001. Based on the Company’s results for the first nine months of 2002, an excess cash flow payment may be required in April 2003.

     Interest on the Company’s senior payment-in-kind notes accrues at a rate of 15%, except under the following two conditions: If a default occurs as defined by the agreement, and remains uncured or, if the ratio of total consolidated indebtedness to consolidated cash flow of the Company commencing with March 2002 is greater than 3.75x, then the interest rate shall increase to 17%. The interest rate will return to 15% upon curing of a default or upon the ratio being equal to or less than the 3.75x limit. The interest rate on the senior payment-in-kind notes increased to 17% in April 2002 as a result of the ratio not being met. The interest on the senior payment-in-kind notes will continue to accrue at 17% until the default clears.

     The Company uses interest rate swap agreements to hedge exposure to interest rate fluctuations. At December 31, 2001, the Company had interest rate swaps with notional amounts totaling $137,500. In March and

August of 2002, the Company amended the notional amount of one of the swaps in order to maintain hedge effectiveness. At September 30, 2002, the total notional amount of the swaps was $132,900.

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

     The Company has four unionized facilities within the State of Texas, all of which are represented by the Union of Needletrades, Industrial and Textile Employees (“UNITE!”). During May of 2001, the Company entered into a new three-year collective bargaining agreement with UNITE! which will expire in 2004.

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

     The Company is a PRP at the Chemical Recycling, Inc. or “CRI” Superfund site in Wylie, Texas. The Company is a very small contributor at the CRI site, being assigned approximately 2.788% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint waste to the site for recycling. The site has soil and groundwater contamination. Major removal actions have occurred and a Work Plan for Risk Assessment/Feasibility Study was submitted to the Environmental Protection Agency (“EPA”) in October 1996. According to the studies performed by the site’s steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRP’s at this site with approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. The Company’s costs to date associated with this site have been approximately $78, with a current credit for overpayment of $30.

     The second site is the Diaz Refinery site in Jackson County, Arkansas. There is no known documentation linking the Company to the site. In connection with a De Minimis Buyout Agreement, the Company paid $11 to exclude itself from future liability. Because of the lack of documentation linking the Company to the site and the De Minimis Buyout Agreement, it is not expected that the costs will be incurred in the future. Records indicate that, through agreements with the site’s steering committee and the Arkansas Department of Pollution Control (the “ADPCE”), the Company will not receive any orders or be allocated additional costs for continuing work because the Company does not have a volume contribution assigned to the site (because of the lack of records showing it used the site). The facility was a solvent recovery, supplemental fuel blending and hazardous waste facility from the mid 1970s to 1988, resulting in impacted soil and groundwater. In 1995, the ADPCE approved a work plan and no further requirements have been assigned. Additionally, monitoring actions were completed in 2000 and no further activities have occurred since then.

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

     During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing Industries, Inc. (“Wing”). The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,089 for litigation expenses. As of the end of the third quarter of 2002, $3,492 of the special charge was incurred and has been paid by the Company, leaving a remaining accrual of $456 for unpaid liabilities, a portion of which is still under negotiation.

     During 2002, the Company has incurred $715 against its accrued provisions for the Woodville closing reducing the remaining accrual to $270. The Company does not anticipate additional liabilities related to the Woodville closure.

8.	Extraordinary Charge

     During the third quarter of 2001, the Company wrote off deferred financing costs of $837 in connection with the retirement of debt under the Company’s credit agreement from the proceeds of the securitization of accounts receivable.

9.	Atrium Corporation Financial Information

Condensed Balance Sheets

	September 30,	December 31,
	2002	2001

Assets
Investment in subsidiary	$129,317	$116,489
Deferred financing costs, net	4,240	4,632

Total assets	$133,557	$121,121

Liabilities and Stockholders’ Equity
Accrued liabilities	$—	$24
Notes payable	35,909	29,397
Common stock subject to mandatory redemption	15,604	15,604
Stockholders’ equity	82,044	76,096

Total liabilities and stockholders’ equity	$133,557	$121,121

Condensed Statements of Operations

	Three months ended September 30,

	2002	2001

Operating Expenses	$12	$5
Interest expense	2,464	1,962
Equity in undistributed income of subsidiary	7,947	738

Net income (loss)	$5,471	$(1,229)

Condensed Statements of Operations

	Nine months ended September 30,

	2002	2001

Operating expenses	$12	$5
Interest expense	6,913	5,650
Equity in undistributed income (loss) of subsidiary	10,482	(726)

Net income (loss)	$3,557	$(6,381)

Condensed Statements of Cash Flows

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$3,557	$(6,381)
Equity in undistributed (income) loss of subsidiary	(10,482)	726
Accretion of discount on senior payment-in-kind notes	6,512	5,314
Amortization of deferred financing costs	393	322
Changes in assets and liabilities	(25)	—

Net cash used in operating activities	(45)	(19)

Cash flows from investing activities:
Cash received from (invested in) subsidiary	168	(8,008)

Net cash provided by (used in) investing activities	168	(8,008)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1	10,050
Capitalized deferred financing costs	—	(1,126)
Repurchase of stock options and common stock	(124)	(897)

Net cash provided by (used in) financing activities	(123)	8,027

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

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

Results of Operations

     The operations of the Company are cyclical in nature and generally result in increases during the peak building season, which coincides with the second and third quarters of the year. Accordingly, results of operations for the third quarter and the first nine months of 2002 are not necessarily indicative of results expected for the full year.

Net Sales. Net sales increased by $6,249, or 4.5% from $138,514 during the third quarter of 2001 to $144,763 during the third quarter of 2002 and increased $15,526, or 4.0% from $390,707 during the first nine months of 2001 to $406,233 during the first nine months of 2002. The increase in net sales was due to an increase in volume at the Company’s aluminum and vinyl window operations, offset by a decline in sales at the Darby and aluminum extrusion operations. Net sales at the aluminum window operations increased $6,672, or 16.4% during the third quarter of 2002 and $15,429, or 12.8% during the first nine months of 2002 over the prior year. This increase was primarily due to increased volume to the Company’s homecenter customers. Net sales at the vinyl window operations increased by $530, or .7% during the third quarter of 2002 and $6,460, or 3.1% during the first nine months of 2002 over the prior year. The growth rate at the vinyl window operations was hindered by soft sales at our West Coast and Northwest operations due to general economic slowdowns in their respective markets. Net sales at the Darby and aluminum extrusion operations combined for a decrease of 5.0% during the third quarter of 2002 and 10.7% during the first nine months of 2002. The decrease at the aluminum extrusion operations was virtually all related to declining aluminum prices which affect the overall selling price of the extrusion product, while the decrease at the Darby operations was a result of softer demand in the multi-family market.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales improved from 67.6% during the third quarter of 2001 to 66.3% during the third quarter of 2002 and from 68.5% during the first nine months of 2001 to 67.2% during the first nine months of 2002. The improvement was largely the result of a decrease in material costs as a percentage of net sales, as materials decreased from 40.9% during the third quarter of 2001 to 39.0% during the third quarter of 2002 and from 41.3% during the first nine months of 2001 to 40.0% during the first nine months of 2002. This decrease was due to our increased purchasing power and the realization of synergies from acquisitions made in prior years. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $1,620 from $28,693 (20.7% of net sales during the third quarter of 2001) to $30,313 (20.9% of net sales during the third quarter of 2002) and increased $7,297 from $80,603 (20.6% of net sales during the first nine months of 2001) to $87,900 (21.6% of net sales during the first nine months of 2002). General and administrative expenses increased $70, but decreased as a percentage of net sales in the third quarter from 8.5% in 2001 to 8.2% in 2002 and increased $4,150 from 7.9% of net sales during the first nine months of 2001 to 8.6% during 2002. The increase in general and administrative expenses for the first nine months of 2002 was largely the result of a $776 increase in bonus compensation and a $716 increase in professional fees over prior year. The increase in professional fees was attributable to the establishment of the Company’s new operations in Mexico, as well as legal fees for the successful defense against a union organizing effort at one of the Company’s facilities. The remaining increase to general and administrative expenses was due to higher insurance premiums in 2002, as well as an increase to salary and related payroll expenses. Delivery expenses increased $1,507 from 5.8% of net sales during the third quarter of 2001 to 6.6% during 2002 and $2,845 from 6.0% of net sales during the first nine months of 2001 to 6.5% during 2002. The increase in delivery expenses over the prior year was primarily related to an increase in the volume of products shipped into the Southern California market, which resulted in a longer average distance per truckload. An additional increase in delivery expenses during the third quarter related to expenditures incurred by the Company in obtaining and utilizing a new common carrier for the majority of its homecenter deliveries. Selling expenses, which consist primarily of commissions, decreased slightly as a percentage of net sales from 6.4% during the third quarter of 2001 to 6.2% during 2002 and from 6.7% of net sales during the first nine months of 2001 to 6.6% during 2002.

Securitization Expense. Atrium Companies securitized its accounts receivable in the third quarter of 2001. Securitization expense decreased $840 from $1,165 during the third quarter of 2001 to $325 in the third quarter of 2002 and decreased $286 from $1,165 in the first nine months of 2001 to $879 in the first nine months of 2002. In the third quarter of 2001, the Company incurred $840 of fees associated with the placement of the securitization and a loss on the sales of receivables in the amount of $325. The securitization expense incurred by the Company on the loss on the sale of Atrium Companies’ accounts receivable both for the third quarter and the first nine months of 2002 represents the interest expense and commitment fee components of the transaction.

Stock Compensation Expense. Stock compensation expense increased $282 from ($207) in the third quarter of 2001 to $75 in the third quarter of 2002 and decreased $198 from $506 in the first nine months of 2001 to $308 in the first nine months of 2002. Stock compensation expense during the third quarter of 2001 and 2002 included $54 and $0, respectively, for the repurchase of outstanding stock options from former employees and $75 of payments for services rendered in the form of the Company’s common stock to the Company’s equity sponsor, Ardshiel, Inc. Stock compensation during the first nine months of 2001 and 2002 included $281 and $83, respectively, for the repurchase of outstanding stock options from former employees and $225 of payments for services rendered in the form of the Company’s common stock to Ardshiel, Inc.

Amortization Expense. Amortization expense decreased $2,774 from $3,619 during the third quarter of 2001 to $845 during the third quarter of 2002 and decreased $8,277 from $10,752 during the first nine months of 2001 to $2,475 during the first nine months of 2002. The decrease was primarily attributable to the Company’s adoption of SFAS 142 (see Note 3) which eliminates the amortization of goodwill and subjects it to an annual impairment test. Goodwill amortization for the third quarter and first nine months of 2001 was $2,933 and $8,792, respectively.

Special Charge. Special charge increased from $275 in the first nine months of 2001 to $3,948 during 2002. During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing. The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also includes $1,089 for litigation expenses. At the end of the third quarter of 2002, $3,492 of the special charge was incurred and has been paid by the Company, leaving a remaining accrual of $456 for unpaid liabilities, a portion of which is still under negotiation. The special charge in 2001 relates to one time charges of $275 that were incurred in the second and third quarters of 2001 relating to non-capitalizable legal fees incurred to amend the credit agreement.

Interest Expense. Interest expense decreased $44 from $11,421 during the third quarter of 2001 to $11,377 during the third quarter of 2002 and decreased $821, from $34,617 during the first nine months of 2001 to $33,796 during the first nine months of 2002. The decrease is attributable to reduced debt levels in 2002 as a result of working capital improvements and the execution of the accounts receivable securitization facility in August 2001, from which the proceeds were used to repay long-term debt.

Extraordinary Charge. Extraordinary charge decreased from $837 during the third quarter and first nine months of 2001 to $0 in the third quarter and first nine months of 2002. Extraordinary charge in 2001 consisted of the write-off of a pro-rata portion of deferred financing costs of $837 during the third quarter in connection with the $20,000 prepayment of debt under the Company’s credit agreement from the proceeds of our securitization of accounts receivable.

Liquidity and Capital Resources

     Cash generated from operations and availability under Atrium Companies’ revolving credit facility and Atrium Companies’ accounts receivable securitization facility are the Company’s principal sources of liquidity. During the first nine months of 2002, cash was primarily used for capital expenditures and for debt payments. Net cash provided by operating activities during the first nine months of 2002 was $17,588 compared to $34,945 during the first nine months of 2001. The decrease in net cash provided by operating activities during 2002 over the prior year was largely due to the initial cash provided by the accounts receivable securitization facility in August of 2001. Net cash used in investing activities during the first nine months of 2002 was $13,101 compared to $13,647 during the first nine months of 2001. Net cash used in financing activities during the first nine months of 2002 was $253 compared to $18,776 during the first nine months of 2001. The decrease in net cash used in financing activities is attributable to additional principal payments made during the third quarter of 2001 on the term loans and revolving credit facility using the initial cash provided by the accounts receivable securitization facility. The additional principal payments made during 2001 were offset by proceeds received from the issuance of common stock during the first nine months of 2001.

     Additionally, Atrium Companies’ credit agreement has an “excess cash flows” provision mandating additional principal payments on the term loans if certain cash flow targets are met annually at December 31. An excess cash flow payment of $684 was made in April 2002 related to the 2001 excess cash flows. An excess cash flow payment was not required in 2001. Based on the Atrium Companies’ results for the first nine months of 2002, an excess cash flow payment may be required in April 2003.

     Interest on the Company’s senior payment-in-kind notes accrues at a rate of 15%, except under the following two conditions: If a default occurs as defined by the agreement, and remains uncured or, if the ratio of total consolidated indebtedness to consolidated cash flow of the Company commencing with March 2002 is greater than 3.75x, then the ratio being equal to or less than the 3.75x limit. The interest rate on the senior payment-in-kind notes increased to 17% in April 2002 as a result of the ratio not being met. The interest on the senior payment-in-kind notes will continue to accrue at 17% until the default clears.

Other Capital Resources

     Atrium Companies’ credit agreement, as amended, provides for a revolving credit facility in the amount of $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, Atrium Companies has an accounts receivable securitization facility, which can make additional funds available to the Company depending on accounts receivable levels. On July 30, 2002 Atrium Companies’ receivables purchase agreement was amended to reduce the size of the accounts receivable securitization facility from $50,000 to $42,000.

     At September 30, 2002, the Company had $44,233 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,767, $14,400 of availability under the accounts receivable securitization facility and an additional $4,600 currently unavailable due to borrowing base limitations, net of securitizations of $23,000. As of November 8, 2002, the Company had cash of $4,637 and $44,233 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,767, $7,200 of availability under the accounts receivable securitization facility and an additional $6,500 currently unavailable due to borrowing base limitations, net of securitizations of $28,300.

Capital Expenditures

     The Company had cash capital expenditures (net of proceeds from sales) of $10,168 during the first nine months of 2002 ($3,720 during the third quarter of 2002) compared to $11,999 during the first nine months of 2001 ($3,372 during the third quarter of 2001). Capital expenditures both for the first nine months of 2002 and 2001 are a result of the Company’s effort to increase plant capacity and to increase efficiency through automation at its various manufacturing facilities. The Company expects capital expenditures (exclusive of acquisitions, if any) in 2002 to be approximately $13,500, however, actual capital requirements may change based on management and strategic decisions.

     The Company’s ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. SFAS 143 is effective for the Company on January 1, 2003. The Company does not anticipate a significant impact on its results of operations from adopting this statement.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis. This statement will affect the timing of exit or disposal activities reported by the Company after adoption.

Adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 144

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 and SFAS 142 are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS 141 and SFAS 142 on January 1, 2002 and eliminated amortization of goodwill as of such date. Amortization of goodwill during the third quarter and first nine months of 2001 was $2,933 and $8,792, respectively. The Company has completed its initial, transitional goodwill impairment analysis under SFAS 142 as of January 1, 2002, and no goodwill impairment was deemed to exist. In accordance with the requirements of SFAS 142, the Company will review goodwill for impairment during the fourth quarter of each year starting in 2002. Goodwill will also be reviewed for impairment at other times during each year when events or changes in circumstances indicate an impairment might be present.

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

     On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $5,481 and is included in swaps contract liability.

     On December 8, 2000, Atrium Companies entered into a $40,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. In August 2002, the notional amount of the swap was amended to $32,900 in order to maintain hedge effectiveness. The amended swap expires in December 2002. Under the agreement, the Company pays interest at a fixed rate of 6.15% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. The fair value of this swap is a liability of $274 and is included in accrued liabilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out within 90 days prior to the filing of this quarterly report. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There have been no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is party to various claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits filed with or incorporated by reference in this report are listed on the Exhibit Index beginning on page E-1 of this report.

(b)	Reports on Form 8-K

The following reports of Form 8-K were filed by the registrant during the third quarter:

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM CORPORATION (Registrant)

Date:	November 14, 2002	By:	/s/ Jeff L. Hull Jeff L. Hull President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 14, 2002	By:	/s/ Eric W. Long Eric W. Long Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeff L. Hull, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Atrium Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Jeff L. Hull Jeff L. Hull President, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eric W. Long, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Atrium Corporation;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Eric W. Long Eric W. Long Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

ATRIUM CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1