Form 10-Q
period 2003-03-31
ATRIUM CORP
filed 2003-05-15
CIK 1036538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                         For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the transition period from ___________________ to ___________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes                 No      X

     As of May 15, 2003, the registrant had 187,157 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss for the Three Months Ended March 31, 2003	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17-18
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Items 2, 3, 4 and 5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		18
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		19-20

ATRIUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,959	$1,131
Accounts receivable, net	2,825	1,847
Retained interest in sold accounts receivable	15,774	25,209
Inventories	37,573	33,712
Prepaid expenses and other current assets	4,857	6,109
Deferred tax asset	924	922

Total current assets	66,912	68,930
PROPERTY, PLANT AND EQUIPMENT, net	56,917	55,322
GOODWILL	348,153	345,239
DEFERRED FINANCING COSTS, net	13,583	14,401
OTHER ASSETS, net	8,392	8,134

Total assets	$493,957	$492,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$6,515	$6,524
Accounts payable	27,246	22,535
Accrued liabilities	31,136	31,441

Total current liabilities	64,897	60,500

LONG-TERM LIABILITIES:
Notes payable	331,094	329,880
Deferred tax liability	924	922
Other long-term liabilities	953	560

Total long-term liabilities	332,971	331,362

Total liabilities	397,868	391,862

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value, 245,000 shares authorized, 170,675 and 170,700 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	2	2
Paid-in capital	179,679	179,704
Accumulated deficit	(95,929)	(90,706)
Accumulated other comprehensive loss	(3,267)	(4,440)

Total stockholders’ equity	80,485	84,560

Total liabilities and stockholders’ equity	$493,957	$492,026

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

NET SALES	$113,554	$113,289
COST OF GOODS SOLD	78,597	78,242

Gross profit	34,957	35,047

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	27,967	26,628
Securitization expense	236	256
Stock compensation expense	100	75
Amortization expense	932	804

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	29,235	27,763

Income from operations	5,722	7,284
INTEREST EXPENSE	10,933	11,124
OTHER INCOME (EXPENSE), net	(27)	216

Loss before income taxes	(5,238)	(3,624)
PROVISION (BENEFIT) FOR INCOME TAXES	(15)	156

NET LOSS	$(5,223)	$(3,780)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY AND OTHER COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2003
(dollars in thousands, except share amounts)
(unaudited)

					Accumulated
	Class A				Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2002	170,700	$2	$179,704	$(90,706)	$(4,440)	$84,560
Repurchase of class A shares	(25)	—	(25)	—	—	(25)
Comprehensive income (loss):
Net loss	—	—	—	(5,223)	—	(5,223)
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	1,173	1,173

Total comprehensive income (loss)	—	—	—	(5,223)	1,173	(4,050)

Balance, March 31, 2003	170,675	$2	$179,679	$(95,929)	$(3,267)	$80,485

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,223)	$(3,780)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	4,025	3,429
Non-cash stock compensation expense	100	75
Amortization of deferred financing costs	825	884
Accretion of discount on notes payable	56	49
Accretion of discount on senior payment-in-kind notes	2,523	1,961
Amortization of gain from sale/leaseback of building	(7)	(9)
Loss on sale of receivables	162	201
Loss on disposals of assets	108	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(978)	(191)
Retained interest in sold accounts receivable	(3,846)	(6,219)
Sale of accounts receivable	13,300	(3,600)
Inventories	(3,666)	(1,480)
Prepaid expenses and other current assets	1,252	735
Accounts payable	1,064	8,729
Accrued liabilities and other long-term liabilities	513	220

Net cash provided by operating activities	10,208	1,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,906)	(3,280)
Proceeds from sales of assets	39	(10)
Acquisition of MD Casting, Inc.	(3,341)	—
Other assets	(1,191)	(1,013)

Net cash used in investing activities	(8,399)	(4,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(3)	(9)
Net borrowings under revolving credit facility	—	3,250
Deferred financing costs	(7)	—
Repurchase of class A shares	(25)	—
Scheduled principal payments on term loans	(1,370)	(1,374)
Checks drawn in excess of bank balances	3,424	1,887

Net cash provided by financing activities	2,019	3,754

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,828	455
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,131	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,959	$1,702

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(dollars in thousands, except share amounts)
(unaudited)

1. Basis of Presentation

     Atrium Corporation (the “Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

      The unaudited consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002, and financial position as of March 31, 2003 and December 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These consolidated financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2002 included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

2. New Accounting Pronouncements

     During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interests created after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe adoption of FIN 46 will have a significant effect on its consolidated financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 becomes effective prospectively for derivative contracts entered into or modified by the Company after June 30, 2003. The Company does not expect that the implementation of SFAS 149 will have a material effect on its consolidated financial position or results of operations.

3. Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003. Adoption of SFAS 143 did not have a significant effect on the Company as of March 2003.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was effective for the Company on January 1, 2003. The Company will reclassify previously reported extraordinary items as a component of earnings before income taxes during the periods that gains and losses related to the extinguishment of debt occurred.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company as of March 2003.

SFAS No. 148 — “Accounting for Stock-Based Compensation”:

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”) which became effective for the Company upon its issuance. SFAS 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS 148 also revised the prominence and character of the disclosures related to the Companies’ stock-based compensation. In complying with the new reporting requirements of SFAS 148, the Company elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS 148. The Company has adopted the disclosures prescribed by SFAS 148.

FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

     During November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s consolidated financial statements have not been affected as a result of adopting this pronouncement.

4. Stock-Based Compensation

     As of March 31, 2003, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs related to the issuance of stock options is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

     The following table illustrates the effect of the Company’s reported net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation plans and warrants.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	(5,223)	(3,780)
Adjustments:
Stock based employee compensation expense included in reported net loss, net of related tax effects	—	—
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(39)	(94)

Adjusted net loss	(5,262)	(3,874)

     The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants are expected.

5. Inventories

     Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$23,723	$22,047
Work-in process	1,215	1,041
Finished goods	12,785	10,667

	37,723	33,755
LIFO reserve	(150)	(43)

	$37,573	$33,712

6. Notes Payable

     Notes payable consisted of the following:

	March 31,	December 31,
	2003	2002

Revolving credit facility	$—	$—
Term loan A	3,850	4,660
Term loan B	55,367	55,647
Term loan C	64,413	64,693
Senior subordinated notes	175,000	175,000
Senior payment-in-kind notes	52,888	50,794
Other	3	6

	351,521	350,800
Less:
Unamortized discount on senior subordinated notes	(1,925)	(1,981)
Unamortized discount on senior payment-in-kind notes	(11,987)	(12,415)
Current maturities of long-term debt	(6,515)	(6,524)

Long-term debt	$331,094	$329,880

     The senior subordinated notes (the “Notes”), senior payment-in-kind notes (the “PIK Notes”) and credit agreement require the Company to meet certain financial tests pertaining to total leverage, senior leverage, interest coverage and fixed charge coverage. As of March 31, 2003, the Company was in compliance with all related covenants.

     Additionally, the term loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met during the year. For 2002 and 2001, the excess cash flow payments were $1,058 and $684, respectively. As these amounts are to be paid within 100 days of the fiscal year end, they have been reflected in current maturities of long-term debt. In December 2002, the Company voluntarily paid $6,544 on the Term Loans, which reduced the mandated excess cash flow payment for 2002 to $1,058, which was paid in April 2003.

     Interest on the Company’s PIK Notes accrues at a rate of 15%, except under the following two conditions: If a default occurs as defined by the agreement, and remains uncured or, if the ratio of total consolidated indebtedness to consolidated cash flow of the Company commencing with March 2002 is greater than 3.75x, then the rate shall increase to 17%. The interest rate will return to 15% upon curing of a default or upon the ratio being equal to or less than the 3.75x limit. The interest rate on the PIK Notes increased to 17% in April 2002 as a result of the ratio not being met. The interest on the PIK Notes will continue to accrue at 17% until the default clears.

     Atrium Companies has an interest rate swap agreement to hedge exposure to interest rate fluctuations. As of March 31, 2003, Atrium Companies had an interest rate swap with a notional amount totaling $100,000. The swap expires in November 2003.

7. Contingencies

     Atrium Companies and its subsidiary, formerly known as Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies), are defendants in a purported class action lawsuit pending in federal district court in Boulder, Colorado in which 63 homeowners have sued Atrium Companies and Champagne, along with three other home builder and home product manufacturer defendants. The claims asserted against Champagne allege manufacturing and design defects associated with its Imperial window, a half-jamb wood window manufactured by Champagne and installed in plaintiffs’ homes between 1987 and 1997. The claims asserted against Atrium Companies, which purchased Champagne in 1999, are based on alter ego and successor liability theories. The plaintiffs, which claim to represent a purported class of 4,500 homeowners with Imperial windows, seek damages in an unspecified amount for repair and replacement of windows and other resulting damage, together with other relief permitted under applicable law and equity. In addition, one of the home builder defendants has filed a cross-claim against Champagne seeking indemnification in an amount of $2,800. We believe Atrium Companies and Champagne have meritorious defenses and are vigorously defending against these claims.

     The case is currently before the court on plaintiffs’ motion for class certification, which the trial judge is expected to rule upon sometime in the next one to six months. While a vigorous defense of the case has been presented related to the class certification issues, we believe there is a likelihood that class certification will be granted. Because of the fact that little discovery has been taken to date with respect to alleged damages, together with the uncertainty with regard to class certification, apportionment of liability among the defendants and insurance coverage, it is not possible at this time reasonably to predict the final outcome of this lawsuit, or reasonably to estimate any possible loss. We believe that most, if not all of any such loss would be covered by third party insurance such that the ultimate outcome of this matter is not likely to result in a material adverse affect on the Company.

     The Company and its insurance carriers have been involved in settlement discussions and we currently anticipate that most, if not all of the cash funds for any settlement would be covered by insurance. However, if the case were to proceed to trial, there can be no assurance that a judgment would not be awarded that is significantly higher than the current settlement demand, or that a significant portion of any judgment amount would not be covered by insurance.

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

     In connection with the sale of one of Atrium Companies’ facilities in December 2002, a $250 escrow was established. The escrow is receivable upon the Company obtaining an environmental certification on the building. The Company is currently in the process of applying for the certification and expects to be refunded the entire $250 escrow paid at closing during 2003.

     In addition to the foregoing contingencies, the Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that an unfavorable disposition would not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

8. Wing Divestiture and Woodville Closing

     During the three months ended March 31, 2003, the Company reduced its accrued provisions for the Wing Industries, Inc. divestiture by $253 for a legal settlement and exit costs related to idle facilities, leaving a remaining accrual of $387 for unpaid liabilities, a portion of which is still under negotiation. In the same period, the Company decreased its accrued provisions for the Woodville closing by $45, reducing the remaining accrual to $187.

9. Acquisition

     On January 31, 2003, Atrium Companies, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”) completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P. for a purchase price of $3,250, excluding transaction fees of approximately $91, with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

     The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired (“goodwill”) was $2,914. The results of MD Casting’s operations were included in the Company’s financial statements beginning on February 1, 2003. The purchase price allocation, preliminary in nature and subject to change, is as follows:

Accounts receivable	$181
Inventory	195
Property, plant and equipment, net	929
Goodwill	2,914
Accounts payable	(224)
Accrued liabilities	(254)
Other long-term liabilities	(400)

Total purchase price	$3,341

10. Subsequent Event

     On April 1, 2003, Atrium Companies acquired substantially all of the assets of Danvid Window Company (“Danvid”), a wholly-owned subsidiary of American Architectural Products Corporation (“AAPC”), for approximately $5,500 in cash and the assumption of certain liabilities. The proceeds used to complete the transaction were funded through the Company’s revolving credit facility. The assets of Danvid have been acquired out of bankruptcy (with both Danvid and AAPC operating as a debtor-in-possession under Chapter 11) pursuant to an auction sale under Sections 363 and 365 of the Bankruptcy Code. The acquisition of Danvid, an aluminum and vinyl window and door manufacturer, located in Dallas, Texas, further strengthens the Company’s market share in the Southern regions of the United States.

     The acquisition will be accounted for in accordance with SFAS 141. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The results of the acquired business will be included in the Company’s consolidated financial statements beginning on April 1, 2003.

11. Atrium Corporation Financial Information

Condensed Balance Sheets

	March 31,	December 31,
	2003	2002

Assets
Investment in subsidiary	$133,013	$134,434
Deferred financing costs, net	3,977	4,109

Total assets	$136,990	$138,543

Liabilities and Stockholders’ Equity
Notes payable	$40,901	$38,379
Common stock subject to mandatory redemption	15,604	15,604
Stockholders’ equity	80,485	84,560

Total liabilities and stockholders’ equity	$136,990	$138,543

Condensed Statements of Operations

	Three months ended March 31,

	2003	2002

Interest expense	$2,654	$2,092
Equity in undistributed loss of subsidiary	2,569	1,688

Net loss	$(5,223)	$(3,780)

Condensed Statements of Cash Flows

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,223)	$(3,780)
Equity in undistributed loss of subsidiary	2,569	1,688
Accretion of senior payment-in-kind notes	2,523	1,961
Amortization of deferred financing costs	131	131
Changes in assets and liabilities	—	(25)

Net cash used in operating activities	—	(25)

Cash flows from investing activities:
Cash received from subsidiary	25	25

Net cash provided by investing activities	25	25

Cash flows from financing activities:
Repurchase of common stock	(25)	—

Net cash used in financing activities	(25)	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Registrant based on beliefs of management that involve substantial risks and uncertainties. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to the Registrant or the Registrant’s management, identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to the risks and uncertainties regarding the operations and the results of operations of the Registrant, as well as its customers and suppliers, including the availability of credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, national and regional trends in new housing starts, raw material costs, pricing pressures, shifts in market demand and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Results of Operations

     The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the first quarter ended March 31, 2003 are not necessarily indicative of results expected for the full year.

     Net Sales. Net sales increased by $265 from $113,289 during the first quarter of 2002 to $113,554 during the first quarter of 2003. The increase in net sales was primarily the result of sales growth at the Company’s aluminum window and extrusion operations and the acquisition of MD Casting on January 31, 2003, offset by a decline in net sales at the Company’s vinyl window and Darby operations. Net sales at the Company’s aluminum window operations increased approximately $3,138, or 8.0% over the prior year due to increased unit volume with the Company’s existing customers. Net sales at the Company’s aluminum extrusion operations increased $1,570, or 16.7%, over the prior year due to increased volume with new customers. Net sales at the Company’s vinyl operations decreased approximately $3,498, or 6.1%, as a result of weather conditions in the East during the first quarter. Darby's sales declined as a result of inclement weather and softer demand in the multi-family market.

     Cost of Goods Sold. Cost of goods sold increased from 69.1% of net sales during the first quarter of 2002 to 69.2% of net sales during the first quarter of 2003. Material cost of goods sold decreased from 40.6% of net sales during the first quarter of 2002 to 39.3% of net sales during the first quarter of 2003. The decrease in material costs as a percentage of net sales is primarily related to the Company’s increased purchasing power and increased automation at the Company’s manufacturing facilities, which resulted in lower scrap rates. These improvements were partially offset by an increase in the cost of vinyl resins. Direct manufacturing expenses increased from 28.4% of net sales during the first quarter of 2002 to 29.9% of net sales during the first quarter of 2003. This increase was primarily caused by higher insurance and labor costs. Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

     Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $1,339 from $26,628 (23.5% of net sales during the first quarter of 2002) to $27,967 (24.6% of net sales during the first quarter of 2003). General and administrative expenses increased $801, from 9.5% of net sales to 10.2% of net sales, primarily due to increases in insurance costs and professional fees. Delivery expenses increased $594, from 6.6% of net sales to 7.1% of net sales, due largely to higher fuel prices and an increase in the volume of products shipped into the Southern California market resulting in a longer average distance per truckload. Selling expenses were essentially flat over prior years, as these expenses are primarily variable.

     Securitization Expense. Securitization expense decreased $20 from $256 for the first quarter of 2002 to $236 for the first quarter of 2003. Securitization expense incurred by the Company represents the losses on the sales of the Company’s accounts receivable during the first quarter of 2003 and 2002, which includes both the interest expense and commitment fee components of the transaction.

     Stock Compensation Expense. Stock compensation expense increased $25 from $75 during the first quarter of 2002 to $100 during the first quarter of 2003. Stock compensation expense for both periods represents payments for services rendered in the form of the Company’s common stock to Ardshiel, Inc.

     Amortization Expense. Amortization expense increased $128 from $804 during the first quarter of 2002 to $932 during the first quarter of 2003. The increase in amortization expense was due to amortization on software implementation costs that were capitalized in 2002.

     Interest Expense. Interest expense decreased $191 from $11,124 during the first quarter of 2002 to $10,933 during the first quarter of 2003. The decrease was due to reduced debt levels and the expiration of one of its interest rate swap agreements in December of 2002. The decrease was partially offset by an interest rate increase on the Company’s PIK Notes from 15% to 17% in April 2002 (see Note 6).

Liquidity and Capital Resources

     Cash generated from operations, availability under Atrium Companies’ revolving credit facility and availability under Atrium Companies’ accounts receivable securitization facility are the Company’s principal sources of liquidity. During the first quarter of 2003, cash was primarily used for capital expenditures and the acquisition of MD Casting. Net cash provided by operating activities was $10,208 during the first quarter of 2003 compared to $1,004 during the first quarter of 2002. The increase in cash provided by operating activities is largely due to an increase in amounts borrowed against Atrium Companies’ accounts receivable securitization facility offset by a decrease in cash provided by changes in working capital. Net cash used in investing activities during the first quarter of 2003 was $8,399 compared to $4,303 during the first quarter of 2002. The increase in cash used in investing activities was primarily due to the acquisition of MD Casting during the first quarter of 2003. Cash provided by financing activities during the first quarter 2003 was $2,019 compared to $3,754 during the first quarter of 2002. The decrease in cash provided by financing activities was primarily due to a reduction of net borrowings under the revolving credit facility, offset by an increase in checks drawn in excess of bank balances.

     Additionally, the term loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met annually at December 31. For 2002 and 2001, the excess cash flow payments were $1,058 and $684, respectively. As these amounts are to be paid within 100 days of the fiscal year end, they have been reflected in current maturities of long-term debt. In December 2002, the Company voluntarily paid $6,544 on the term loans, which reduced the mandated excess cash flow payment for 2002 to $1,058, which was paid in April of 2003.

Other Capital Resources

     Atrium Companies’ credit agreement, as amended, provides for a revolving credit facility in the amount of $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, Atrium Companies has an accounts receivable securitization facility, which can make additional funds available to the Company depending on certain borrowing base levels. On July 30, 2002, the receivables purchase agreement was amended, at the Company's discretion, to reduce the size of the accounts receivable securitization facility from $50,000 to $42,000.

     At March 31, 2003, the Company had $44,248 of availability under the revolving credit facility, net of outstanding letters of credit totaling $2,752. As of May 14, 2003, the Company had cash of $1,015 and $32,748 of availability under the revolving credit facility, net of borrowings of $11,500 and outstanding letters of credit totaling $2,752. At March 31, 2003, the Company had $1,800 of availability under the accounts receivable securitization facility and an additional $6,600 currently unavailable due to borrowing base limitations, net of securitizations of $33,600. As of

May 14, 2003, the Company had no availability under the accounts receivable securitization facility.

Capital Expenditures

     The Company had capital expenditures of $3,867 during the first quarter of 2003 compared to $3,290 during the first quarter of 2002. Capital expenditures during these periods were a result of the Company’s effort to increase plant capacity and to increase efficiency through automation at its various manufacturing facilities. The Company expects capital expenditures (exclusive of acquisitions) in 2003 to be approximately $15,000, however, actual capital requirements may change based on management and strategic decisions.

     The Company’s ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

New Accounting Pronouncements

     During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interests created after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe adoption of FIN 46 will have a significant effect on its consolidated financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 becomes effective prospectively for derivative contracts entered into or modified by the Company after June 30, 2003. The Company does not expect that the implementation of SFAS 149 will have a material effect on its consolidated financial position or results of operations.

Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003. Adoption of SFAS 143 did not have a significant effect on the Company as of March 2003.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends

SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was effective for the Company on January 1, 2003. The Company will reclassify previously reported extraordinary items as a component of earnings before income taxes during the periods that gains and losses related to the extinguishment of debt occurred.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company as of March 2003.

SFAS No. 148 — “Accounting for Stock-Based Compensation”:

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”) which became effective for the Company upon its issuance. SFAS 148 provides three transition options for companies that account for stock-based compensation, such as stock options, under the intrinsic-value method to convert to the fair value method. SFAS 148 also revised the prominence and character of the disclosures related to the Companies’ stock-based compensation. In complying with the new reporting requirements of SFAS 148, the Company elected to continue using the intrinsic-value method to account for qualifying stock-based compensation, as permitted by SFAS 148. The Company has adopted the disclosures prescribed by SFAS 148.

FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

     During November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s consolidated financial statements have not been affected as a result of adopting this pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $3,251, which is included in accrued liabilities.

     There have not been any material changes in the Company’s market risk during the three months ended March 31, 2003. For additional information refer to Section 7A of the Company's annual report on Form 8-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

was carried out within the 90-day period prior to the filing of this quarterly report. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ATRIUM CORPORATION
(Registrant)

Date:	May 15, 2003	By:	/s/ Jeff L. Hull

Jeff L. Hull
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date:	May 15, 2003	By:	/s/ Eric W. Long

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By: /s/ Jeff L. Hull

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

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By: /s/ Eric W. Long

Eric W. Long
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)