Form 10-Q
period 2003-06-30
ATRIUM CORP
filed 2003-08-14
CIK 1036538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      As of August 14, 2003, the registrant had 187,157 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2003 and 2002
ATRIUM CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS For the Six Months Ended June 30, 2003 and 2002
ATRIUM CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS For the Six Months Ended June 30, 2003
ATRIUM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2003 and 2002
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
ATRIUM CORPORATION EXHIBIT INDEX
EX-10.69 Amended and Restated Indenture
EX-31.1 Certification by CEO - 17 CFR 240.13a-14
EX-31.2 Certification by CEO - 17 CFR 240.13a-14

ATRIUM CORPORATION

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002	3
	Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002	4
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss for the Six Months Ended June 30, 2003	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20-21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Items 2, 3, 4 and 5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

ATRIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,973	$1,131
Accounts receivable, net	4,369	1,847
Retained interest in sold accounts receivable	22,023	25,209
Inventories	42,381	33,712
Prepaid expenses and other current assets	5,973	6,109
Deferred tax asset	1,090	922

Total current assets	83,809	68,930
PROPERTY, PLANT AND EQUIPMENT, net	59,649	55,322
GOODWILL	349,418	345,239
DEFERRED FINANCING COSTS, net	12,731	14,401
OTHER ASSETS, net	10,226	8,134

Total assets	$515,833	$492,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$5,285	$6,524
Accounts payable	37,494	22,535
Accrued liabilities	32,773	31,441

Total current liabilities	75,552	60,500

LONG-TERM LIABILITIES:
Notes payable	332,714	329,880
Deferred tax liability	1,090	922
Other long-term liabilities	2,356	560

Total long-term liabilities	336,160	331,362

Total liabilities	411,712	391,862

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $.01 par value, 245,000 shares authorized, 170,675 and 170,700 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	2	2
Paid-in capital	179,679	179,704
Accumulated deficit	(89,266)	(90,706)
Accumulated other comprehensive loss	(1,898)	(4,440)

Total stockholders’ equity	88,517	84,560

Total liabilities and stockholders’ equity	$515,833	$492,026

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

NET SALES	$161,810	$148,181
COST OF GOODS SOLD	109,194	98,938

Gross profit	52,616	49,243

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	32,924	30,959
Securitization expense	276	298
Stock compensation expense	352	158
Amortization expense	1,043	826

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	34,595	32,241
Special charge	—	3,948

	34,595	36,189

Income from operations	18,021	13,054
INTEREST EXPENSE	11,227	11,295
OTHER INCOME (EXPENSE), net	191	181

Income before income taxes	6,985	1,940
PROVISION FOR INCOME TAXES	322	74

NET INCOME	$6,663	$1,866

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

NET SALES	$275,364	$261,470
COST OF GOODS SOLD	187,791	177,180

Gross profit	87,573	84,290

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	60,891	57,587
Securitization expense	512	554
Stock compensation expense	452	233
Amortization expense	1,975	1,630

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	63,830	60,004
Special charge	—	3,948

	63,830	63,952

Income from operations	23,743	20,338
INTEREST EXPENSE	22,160	22,419
OTHER INCOME (EXPENSE), net	164	397

Income (loss) before income taxes	1,747	(1,684)
PROVISION FOR INCOME TAXES	307	230

NET INCOME (LOSS)	$1,440	$(1,914)

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2003
(dollars in thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock				Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2002	170,700	$2	$179,704	$(90,706)	$(4,440)	$84,560
Repurchase of class A shares	(25)	—	(25)	—	—	(25)
Comprehensive income (loss):
Net loss	—	—	—	1,440	—	1,440
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	2,542	2,542

Total comprehensive income (loss)	—	—	—	1,440	2,542	3,982

Balance, June 30, 2003	170,675	$2	$179,679	$(89,266)	$(1,898)	$88,517

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,440	$(1,914)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	8,189	7,107
Non-cash stock compensation expense	200	150
Amortization of deferred financing costs	1,646	1,763
Write-off of deferred financing costs	29	—
Accretion of discount on notes payable	111	100
Accretion of discount on senior payment-in-kind notes	5,203	4,187
Amortization of gain from sale/leaseback of building	(15)	(26)
Special Charges	—	1,176
Loss on sale of receivables	335	496
Gain (loss) on disposals of assets	40	(13)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,522)	54
Retained interest in sold accounts receivable	(15,150)	(16,684)
Sale of accounts receivable	21,700	1,000
Inventories	(6,892)	(1,008)
Prepaid expenses and other current assets	160	389
Accounts payable	12,376	12,608
Accrued liabilities and other long-term liabilities	1,386	(3,377)

Net cash provided by operating activities	28,236	6,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,440)	(6,505)
Proceeds from sales of assets	12	57
Acquisitions	(9,081)	—
Other assets	(2,534)	(1,600)

Net cash used in investing activities	(19,043)	(8,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(16)	(14)
Net borrowings under revolving credit facility	—	4,500
Deferred financing costs	(7)	—
Proceeds from the issuance of common stock	—	1
Repurchase of stock options and common stock	(25)	(124)
Scheduled principal payments on term loans	(2,733)	(2,744)
Additional principal payments on term loans	(1,058)	(684)
Checks drawn in excess of bank balances	1,488	1,956

Net cash provided by financing activities	(2,351)	2,891

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,842	851
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,131	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,973	$2,098

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002
(dollars in thousands, except share amounts)
(unaudited)

1.     Basis of Presentation

      Atrium Corporation (the “Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

      The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2003 and 2002, and financial position as of June 30, 2003 and December 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.     Stock-Based Compensation

      As of June 30, 2003, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock-based employee compensation costs related to the issuance of stock options is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on the Company’s reported net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation plans and warrants.

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$6,663	$1,866	$1,440	(1,914)
Adjustments:
Stock based employee compensation expense included in reported net income, net of related tax effects	252	83	252	83
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	37	(49)	(2)	(143)

Adjusted net income (loss)	$6,952	$1,900	$1,690	$(1,974)

      The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants may be granted.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     New Accounting Pronouncements

      During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interest entities created after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe adoption of FIN 46 will have a significant effect on its consolidated financial position or results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

      The Company issued $36,500 of senior payment-in-kind notes (the “PIK Notes”) in October of 2000 with shares of stock discounted from management’s estimate of the fair market value of the common stock. These shares are reflected on the balance sheet as common stock subject to mandatory redemption since, if an initial public offering has not occurred prior to October 25, 2006, the holders of these shares can require the Company to repurchase these shares at specified times during the period occurring after October 25, 2006 and prior to October 25, 2010. As the Company’s common stock subject to redemption is not mandatory, but contingent on certain events that may or may not occur, the securities are excluded from the scope of FAS 150 and therefore, would not be reclassified from the current mezzanine treatment on the balance sheet at the effective date of the pronouncement. If the Company were to determine that the events causing the redemption will occur, the Company will be required to reclassify the common stock subject to redemption to be included as a liability and revalue the security to the fair value of the common stock in the period that the Company determines the event will occur.

4.     Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003. Adoption of SFAS 143 did not have a significant impact on the Company.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. Adoption of SFAS 145 has not had a significant effect on the Company.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company.

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

5.     Inventories

      Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$26,226	$22,047
Work-in process	1,449	1,041
Finished goods	14,723	10,667

	42,398	33,755
LIFO reserve	(17)	(43)

	$42,381	$33,712

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Notes Payable

      Notes payable consisted of the following:

	June 30,	December 31,
	2003	2002

Revolving credit facility	$—	$—
Term loan A	3,014	4,660
Term loan B	54,613	55,647
Term loan C	63,582	64,693
Senior subordinated notes	175,000	175,000
Senior payment-in-kind notes	55,112	50,794
Other	78	6

	351,399	350,800
Less:
Unamortized discount on senior subordinated notes	(1,870)	(1,981)
Unamortized discount on senior payment-in-kind notes	(11,530)	(12,415)
Current maturities of long-term debt	(5,285)	(6,524)

Long-term debt	$332,714	$329,880

      The senior subordinated notes (the “Notes”), senior payment-in-kind notes (the “PIK Notes”) and credit agreement require the Company to meet certain financial tests pertaining to total leverage, senior leverage, interest coverage and fixed charge coverage. As of June 30, 2003, the Company was in compliance with all related covenants.

      Additionally, the term loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met during the year. For 2002 and 2001, the excess cash flow payments were $1,058 and $684, respectively. These amounts are required to be paid within 100 days of the fiscal year end. In December 2002, the Company voluntarily pre-paid $6,544 on the term loans, which reduced the mandated excess cash flow payment for 2002 to $1,058, which was paid in April 2003.

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

      Atrium Companies has an interest rate swap agreement to hedge exposure to interest rate fluctuations. As of June 30, 2003, Atrium Companies had an interest rate swap with a notional amount totaling $100,000. The swap expires in November 2003.

7.     Contingencies

      Atrium Companies and its subsidiary, formerly known as Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies), are defendants in a purported class action lawsuit pending in state district court in Boulder, Colorado in which 63 homeowners, who claim to represent a purported class of approximately 4,500 homeowners, sued Atrium Companies and Champagne, along with three other home builder and home product manufacturer defendants. The claims asserted against Cham-

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pagne allege manufacturing and design defects associated with its Imperial window, a half-jamb wood window manufactured by Champagne and installed in plaintiffs’ homes between 1987 and 1997. The claims asserted against Atrium Companies, which purchased Champagne in 1999, are based on alter ego and successor liability theories. We believe Atrium Companies and Champagne have meritorious defenses and we have vigorously defended against these claims.

      On June 26, 2003, the Colorado state court granted preliminary approval of a settlement agreement between the named plaintiffs, the Company and Champagne to resolve all claims in the class action lawsuit. Under the terms of the proposed settlement agreement, which is subject to final approval of the Colorado state court, Champagne’s insurance carriers will pay $18.475 million into a settlement fund that will be used to compensate the approximately 4,500 class members, either through a one-time liquidated payment or through a payment that would be used by class members for the repair and replacement of windows. In addition, Champagne will offer to sell a fixed number of replacement windows to the class members at a reduced price from Champagne’s retail list price, which reduced price shall in no event be below Champagne’s manufacturing cost. Neither the Company nor Champagne will pay any cash to the class members under the proposed settlement agreement. Under the terms of the proposed settlement agreement, all class members will release Atrium Companies and Champagne from any liability arising from any claims asserted or that could have been asserted by the plaintiffs in this litigation, including any claims associated with the Imperial window. In addition, as part of the proposed settlement, co-defendant Ryland Homes has agreed to withdraw with prejudice its cross-claim against Champagne. The hearing for final approval of the settlement agreement is scheduled for September 9, 2003.

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

      Atrium Companies is a PRP at the Chemical Recycling, Inc. or “CRI” Superfund site in Wylie, Texas. The Company is a very small contributor at the CRI site, being assigned approximately 2.788% of the damages based on its waste volume at the site. The site was a solvent reclamation facility, and the Company sent paint waste to the site for recycling. The site has soil and groundwater contamination. Major removal actions have occurred and a Work Plan for Risk Assessment/ Feasibility Study was submitted to the Environmental Protection Agency (“EPA”) in October 1996. According to the studies performed by the site’s steering committee, affected groundwater has not migrated off-site. According to the EPA general counsel in charge of the site, the site is low priority compared to other sites in the region. There are 115 PRP’s at this site with approximately 85 that are members of the site’s steering committee. Two main PRP’s, Glidden and Sherwin Williams, account for approximately 46% of all liability. The Company’s costs to date associated with this site have been approximately $78.

      The second site is the Diaz Refinery site in Jackson County, Arkansas. There is no documentation linking Atrium Companies to the site. In connection with a De Minimis Buyout Agreement, the Company paid $11 to exclude itself from future liability. Because of the lack of documentation linking Atrium Companies to the site and the De Minimis Buyout Agreement, it is not expected that the Company will incur any additional costs. Records indicate that, through agreements with the site’s steering committee and the Arkansas Department of

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pollution Control (the “ADPCE”), the Company will not receive any orders or be allocated further costs for continuing work because the Company does not have a volume contribution assigned to the site (because of the lack of records showing it used the site). The facility was a solvent recovery, supplemental fuel blending and hazardous waste facility from the mid 1970s to 1988, resulting in impacted soil and groundwater. In 1995, the ADPCE approved a work plan and no further requirements have been assigned. Additionally, monitoring actions were completed in 2000 and no further activities have occurred since then.

      The Company believes that based on the information currently available, including the substantial number of other PRP’s and relatively small share allocated to it at such sites, its liability, if any, associated with either of these sites will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      Atrium Companies owned one parcel of real estate that requires future costs related to environmental clean-up. The estimated costs of clean-up have been reviewed by third-party sources and are expected not to exceed $150. The previous owner of the property has established an escrow of $400 to remediate the associated costs. The Company sold this property in December 1999. Atrium Companies has established a letter of credit of $250 to cover any costs of remediation exceeding the previous owner’s escrow. The Company believes the existing escrow amount is adequate to cover costs associated with this clean-up.

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

8.     Wing Divestiture and Woodville Closing

      During the second quarter of 2003, the Company reduced its accrued provisions for the Wing Industries, Inc. divestiture by $48 for legal fees and exit costs related to idle facilities, leaving a remaining accrual of $339 for unpaid liabilities, a portion of which is still under negotiation. In the same period, the Company decreased its accrued provisions for the Woodville closing by $87 for a legal settlement and miscellaneous facility closure expenses, reducing the remaining accrual to $100.

9.     Acquisitions

      On January 31, 2003, Atrium Companies, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”), completed the acquisition of substantially all of the operating assets of Miniature Die Casting of Texas, L.P. for a purchase price of $3,250, excluding transaction fees of approximately $108, with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

      The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired (“goodwill”) was $2,960. The results of MD Casting’s

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations were included in the Company’s financial statements beginning on February 1, 2003. The purchase price allocation is as follows:

Accounts receivable	$181
Inventory	195
Property, plant and equipment, net	929
Goodwill	2,960
Accounts payable	(224)
Accrued liabilities	(283)
Other long-term liabilities	(400)

Total purchase price	$3,358

      On April 1, 2003, Atrium Companies acquired substantially all of the assets of Danvid Window Company (“Danvid”), a wholly-owned subsidiary of American Architectural Products Corporation (“AAPC”), for approximately $5,550 in cash and the assumption of certain liabilities. The proceeds used to complete the transaction were funded through the Company’s revolving credit facility. The assets of Danvid have been acquired out of bankruptcy (with both Danvid and AAPC operating as a debtor-in-possession under Chapter 11) pursuant to an auction sale under Sections 363 and 365 of the Bankruptcy Code. The acquisition of Danvid, an aluminum and vinyl window and door manufacturer, located in Dallas, Texas, further strengthens the Company’s market share in the Southern regions of the United States.

      The acquisition of Danvid was accounted for in accordance with SFAS 141 and the results of the acquired business were included in the Company’s consolidated financial statements beginning on April 1, 2003. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess purchase price over the fair market value of the assets acquired (“goodwill”) was $1,219, the Company also incurred $173 in transaction fees in connection with the transaction. The purchase price allocation is as follows:

Accounts receivable	$3,518
Employee receivables	24
Inventory	1,581
Property, plant and equipment, net	2,226
Other assets, net	1,534
Goodwill	1,219
Accounts payable	(871)
Accrued liabilities	(2,244)
Other long-term liabilities	(1,264)

Total purchase price	$5,723

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Atrium Corporation Financial Information

Condensed Balance Sheets

	June 30,	December 31,
	2003	2002

Assets
Investment in subsidiary	$143,855	$134,434
Deferred financing costs, net	3,848	4,109

Total assets	$147,703	$138,543

Liabilities and Stockholders’ Equity

Notes payable	$43,582	$38,379
Common stock subject to mandatory redemption	15,604	15,604
Stockholders’ equity	88,517	84,560

Total liabilities and stockholders’ equity	$147,703	$138,543

Condensed Statements of Operations

	Three Months
	Ended June 30,

	2003	2002

Interest expense	$2,810	$2,357
Equity in undistributed income of subsidiary	9,473	4,223

Net income	$6,663	$1,866

Condensed Statements of Operations

	Six Months Ended
	June 30,

	2003	2002

Interest expense	5,464	4,449
Equity in undistributed income of subsidiary	6,904	2,535

Net income (loss)	$1,440	$(1,914)

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,440	$(1,914)
Equity in undistributed income of subsidiary	(6,904)	(2,535)
Accretion of senior payment-in-kind notes	5,203	4,187
Amortization of deferred financing costs	261	262
Changes in assets and liabilities	—	(26)

Net cash used in operating activities	—	(26)

Cash flows from investing activities:
Cash received from subsidiary	25	149

Net cash provided by investing activities	25	149

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	1
Repurchase of stock options and common stock	(25)	(124)

Net cash used in financing activities	(25)	(123)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

      The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the second quarter and first six months of 2003 are not necessarily indicative of results expected for the full year.

      The operations of MD Casting and Danvid (“2003 acquisitions”) are included since their date of acquisition, January 31, 2003 and April 1, 2003, respectively.

      Net Sales. Net sales increased by $13,629 from $148,181 during the second quarter of 2002 to $161,810 during the second quarter of 2003. The increase in net sales was primarily the result of the 2003 acquisitions and sales growth at the Company’s aluminum extrusion operation, offset by a decline in net sales at the Company’s vinyl window and Darby operations. Net sales from the 2003 acquisitions were $14,109 for the second quarter. Net sales at the Company’s aluminum extrusion operation increased $1,557, or 14.9%, over the prior year due to increased volume with new and existing customers. Net sales at the Company’s vinyl operations decreased $976, or 1.2%, from the prior year as a result of lower volume in the East related to Lowe’s Companies, Inc. shifting certain volume to a competitor. Sales at the Company’s Darby operation declined as a result of softer demand in multi-family sales.

      Net sales increased by $13,894 from $261,470 during the first six months of 2002 to $275,364 during the first six months of 2003. The increase in net sales was primarily the result of the 2003 acquisitions and sales growth at the Company’s aluminum window and extrusion operations, offset by a decline in net sales at the Company’s vinyl window and Darby operations. Net sales from the 2003 acquisitions were $14,476 for the first six months of 2003. The Company also experienced increases of $3,245, or 3.7%, over the prior year from its aluminum window operations due to increased unit volume with the Company’s existing customers. Net sales at the Company’s aluminum extrusion operation increased $3,127, or 15.7%, over the prior year due to increased volume with new and existing customers. Net sales at the Company’s vinyl operations decreased $4,474, or 3.2%, from the prior year primarily as a result of weather conditions in the East during the first quarter. Sales at the Company’s Darby operation declined as a result of inclement weather during the first quarter and softer demand in multi-family sales.

      Cost of Goods Sold. Cost of goods sold increased from 66.8% of net sales during the second quarter of 2002 to 67.5% of net sales during the second quarter of 2003 and increased from 67.8% of net sales during the first six months of 2002 to 68.2% of net sales during the first six months of 2003. Material cost of goods sold decreased from 40.5% of net sales during the second quarter of 2002 to 40.1% of net sales during the second quarter of 2003 and decreased from 40.6% of net sales during the first six months of 2002 to 39.8% of net sales during the first six months of 2003. The decrease in material costs as a percentage of net sales for both the second quarter and first six months of 2003 is primarily related to the Company’s increased purchasing power, vertical integration through the acquisition of MD Casting and increased automation at the Company’s manufacturing facilities, which resulted in lower scrap rates. These improvements were partially offset by an increase in the cost of vinyl resins over prior year. Direct manufacturing expenses increased from 26.3% of net sales during the second quarter of 2002 to 27.4% of net sales during the second quarter of 2003 and increased from 27.2% of net sales during the first six months of 2002 to 28.4% of net sales for the first six months of 2003. The increase in direct manufacturing expenses both for the second quarter and first six months of 2003 was primarily caused by higher insurance and labor costs.

      Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses increased $1,965 from $30,959 (20.9% of net sales during the second quarter of 2002) to $32,924 (20.3% of net sales during the second quarter of 2003). Selling, delivery, general and administrative expenses for the 2003 acquisitions were $2,605 during the second quarter. Selling, delivery, general and administrative expenses, excluding the 2003 acquisitions, decreased $641 from $30,959 during the second quarter of 2002 to $30,318 during the second quarter of 2003. General and administrative expenses, excluding the 2003 acquisitions, decreased $259 from $12,358 during the second quarter of 2002 to $12,099 during the second quarter of 2003 due to the Company’s ability to manage its overhead more efficiently and the closure of the Company’s Kel-Star facility. The improvement to general and administrative expenses, were partially offset by higher insurance premiums. Delivery expenses, excluding the 2003 acquisitions, were 6.3% of net sales both for the second quarter of 2003 and 2002. Although delivery expenses were unchanged as a percent of sales from prior year, the Company experienced a decrease in their leased transportation costs as a result of a favorable contract renewal, this benefit was offset by higher fuel prices. Selling expenses, excluding the 2003 acquisitions, decreased as a percent of net sales from 6.3% during the second quarter of 2002 to 6.1% during the second quarter of 2002 due to modifications in the Company’s commission structure. Selling expenses are primarily variable in nature.

      Selling, delivery, general and administrative expenses increased by $3,304 from $57,587 (22.0% of net sales during the first six months of 2002) to $60,891 (22.1% of net sales during the first six months of 2003). Selling, delivery, general and administrative expenses for the 2003 acquisitions were $2,659 during the first six months of 2003. Selling, delivery, general and administrative expenses, excluding the 2003 acquisitions, increased $644 from $57,587 during the first six months of 2002 to $58,231 during the first six months of 2003. General and administrative expenses, excluding the 2003 acquisitions, increased $507 from $23,094 during the first six months of 2002 to $23,601 during the first six months of 2003, namely as a result of higher insurance costs, offset by the Company’s ability to manage its overhead more efficiently and the closure of the Company’s Kel-Star facility. Delivery expenses, excluding the 2003 acquisitions, increased from 6.4% of net sales during the first six months of 2002 to 6.6% of net sales during the first six months of 2003. Although delivery expenses increased as a percent of sales from prior year, the Company experienced a decrease in its leased transportation costs as a result of a favorable contract renewal, this benefit was offset by higher fuel prices. Selling expenses, excluding the 2003 acquisitions, decreased as a percent of net sales from 6.8% of net sales during the first six months of 2002 to 6.6% of net sales during the first six months of 2003. The decrease as a percent of net sales resulted from modifications to the Company’s commission structure. Selling expenses are primarily variable in nature.

      Securitization Expense. Securitization expense decreased $22 from $298 in the second quarter of 2002 to $276 in the second quarter of 2003 and decreased $42 from $554 during the first six months of 2002 to $512 during the first six months of 2003. Securitization expense incurred by the Company represents the losses on the sales of the Company’s accounts receivable, which includes both the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense increased $194 from $158 during the second quarter of 2002 to $352 during the second quarter of 2003 and increased $219 from $233 during the first six months of 2002 to $452 during the first six months of 2003. Stock compensation expense for the second quarter of 2003 and 2002 included $252 and $83, respectively, for the repurchase of stock options from current and former employees and payments of $100 and $75, respectively, for services rendered in the form of the Company’s common stock to Ardshiel, Inc. Stock compensation for the first six months of 2003 and 2002 included payments of $200 and $150, respectively, for services rendered in the form of the Company’s common stock to Ardshiel, Inc.

      Amortization Expense. Amortization expense increased $217 from $826 during the second quarter of 2002 to $1,043 during the second quarter of 2003 and increased $345 from $1,630 during the first six months of 2002 to $1,975 during the first six months of 2003. Amortization expense increased during the second quarter and first six months of 2003 primarily due to amortization on software implementation costs that were capitalized during 2002.

      Special Charge. During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing. The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also included $1,089 for litigation expenses. As of June 2003, the Company still has an accrual of $339 for unpaid liabilities related to the Wing special charge.

      Interest Expense. Interest expense decreased $68 from $11,295 during the second quarter of 2002 to $11,227 during the second quarter of 2003 and decreased $259 from $22,419 during the first six months of 2002 to $22,160 during the first six months of 2003. The decrease was due to reduced debt levels and the expiration of one of its interest rate swap agreements in December of 2002. The decrease was partially offset by an interest rate increase on the Company’s PIK Notes from 15% to 17% in April 2002 (see Note 6).

Liquidity and Capital Resources

      Cash generated from operations, availability under Atrium Companies’ revolving credit facility and availability under Atrium Companies’ accounts receivable securitization facility are the Company’s principal sources of liquidity. During the first six months of 2003, cash was primarily used for capital expenditures and for the acquisitions of Danvid and MD Casting. Net cash provided by operating activities was $28,236 during the first six months of 2003 compared to $6,008 during the first six months of 2002. The increase in cash provided by operating activities is largely due to an increase in amounts borrowed against Atrium Companies’ accounts receivable securitization facility offset by an increase in cash provided by changes in working capital. Net cash used in investing activities during the first six months of 2003 was $19,043 compared to $8,048 during the first six months of 2002. The increase in cash used in investing activities was primarily due to the acquisition of Danvid and MD Casting during 2003. Cash used in financing activities during the first six months of 2003 was $2,351 compared to $2,891 in cash provided by financing activities during the first six months of 2002. The decrease in cash provided by financing activities was primarily due to a reduction of net borrowings under the revolving credit facility, offset by higher principal payments on the term loans.

      Additionally, the term loans have an “excess cash flows” provision mandating additional principal payments if certain cash flow targets are met annually at December 31. For 2002 and 2001, the excess cash flow payments were $1,058 and $684, respectively. These amounts are required to be paid within 100 days of the fiscal year end. In December 2002, the Company voluntarily pre-paid $6,544 on the term loans, which reduced the mandated excess cash flow payment for 2002 to $1,058, which was paid in April of 2003.

Other Capital Resources

      Atrium Companies’ credit agreement, as amended, provides for a revolving credit facility in the amount of $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. Additionally, Atrium Companies has an accounts receivable securitization facility, which can make additional funds available to the Company depending on certain borrowing base levels. On July 3, 2003, the receivables purchase agreement was amended, at the Company’s discretion, to increase the size of the accounts receivable securitization facility from $42,000 to $50,000.

      At June 30, 2003, the Company had $43,641 of availability under the revolving credit facility, net of outstanding letters of credit totaling $3,359. As of August 11, 2003, the Company had cash of $4,240 and $42,912 of availability under the revolving credit facility, net of outstanding letters of credit totaling $4,088. At June 30, 2003, the Company had no availability under the accounts receivable securitization facility. As of August 11, 2003, the Company had 1,900 of availability under the accounts receivable securitization facility and an additional $9,100 currently unavailable due to borrowing base limitations, net of securitizations of $39,000.

Capital Expenditures

      The Company had cash capital expenditures (net of proceeds from sales) of $7,428 during the six months of 2003 ($3,559 during the second quarter of 2003) compared to $6,448 during the first six months of 2002 ($3,158 during the second quarter of 2002). Capital expenditures during these periods were a result of the Company’s effort to increase plant capacity and to increase efficiency through automation at its various manufacturing facilities. The Company expects capital expenditures (exclusive of acquisitions) in 2003 to be approximately $15,000, however, actual capital requirements may change based on management and strategic decisions.

      The Company’s ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

New Accounting Pronouncements

      During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interest entities created after that date. For interests in variable interest entities obtained prior to February 1, 2003, FIN 46 becomes effective on July 1, 2003. The Company does not believe adoption of FIN 46 will have a significant effect on its consolidated financial position or results of operations.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. The Company adopted SFAS 143 on January 1, 2003. Adoption of SFAS 143 did not have a significant effect on the Company.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. Adoption of SFAS 145 has not had a significant effect on the Company.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 was adopted by the Company on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company.

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

      On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $1,906, which is included in accrued liabilities.

      There have not been any material changes in the Company’s market risk during the six months ended June 30, 2003. For additional information related to various market risks refer to Section 7A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of the last day of the period covered by this report. This evaluation was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

      There have not been any changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      (b) Reports on Form 8-K — None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATRIUM CORPORATION
(Registrant)

By:	/s/ JEFF L. HULL

Jeff L. Hull
President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: August 14, 2003

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2003

ATRIUM CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.
10.69	First Supplemental Indenture dated as of May 5, 2003 to the Amended and Restated Indenture, dated as of June 24, 2001, among Atrium Corporation and U.S. Bank National Association as successor trustee.

E-1