Form 10-Q
period 2003-09-30
ATRIUM CORP
filed 2003-11-03
CIK 1036538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      As of November 3, 2003, the registrant had 170,906 shares of Common Stock, par value $.01 per share outstanding.

ATRIUM CORPORATION

FORM 10-Q

Quarter Ended September 30, 2003

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	2
	Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002	3
	Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Statement of Stockholders’ Equity and Other Comprehensive Loss for the Nine Months Ended September 30, 2003	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Items 2, 3, 4 and 5 are not applicable
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

ATRIUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	September 30,	December 31,
	2003	2003

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,604	$1,131
Accounts receivable, net	4,520	1,847
Retained interest in sold accounts receivable	32,111	25,209
Other receivable — litigation settlement	11,979	—
Inventories	47,057	33,712
Prepaid expenses and other current assets	5,946	6,109
Deferred tax asset	1,300	922

Total current assets	111,517	68,930
PROPERTY, PLANT AND EQUIPMENT, net	60,232	55,322
GOODWILL, net	349,425	345,239
DEFERRED FINANCING COSTS, net	11,909	14,401
OTHER ASSETS, net	10,461	8,134

Total assets	$543,544	$492,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$4,609	$6,524
Accounts payable	33,318	22,535
Other payable — litigation settlement	18,450	—
Accrued liabilities	34,216	31,441

Total current liabilities	90,593	60,500

LONG-TERM LIABILITIES:
Notes payable	335,420	329,880
Deferred tax liability	1,300	922
Other long-term liabilities	2,348	560

Total long-term liabilities	339,068	331,362

Total liabilities	429,661	391,862

COMMON STOCK SUBJECT TO MANDATORY REDEMPTION	15,604	15,604

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock $01 par value, 245,000 shares authorized, 170,906 and 170,700 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	2	2
Paid-in capital	179,979	179,704
Accumulated deficit	(81,236)	(90,706)
Accumulated other comprehensive loss	(466)	(4,440)

Total stockholders’ equity	98,279	84,560

Total liabilities and stockholders’ equity	$543,544	$492,026

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

NET SALES	$166,873	$144,763
COST OF GOODS SOLD	111,914	95,977

Gross profit	54,959	48,786

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	33,461	30,313
Securitization expense	355	325
Stock compensation expense	100	75
Amortization expense	1,092	845

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE
EXPENSES	35,008	31,558
Special charge	375	—

	35,383	31,558

Income from operations	19,576	17,228
INTEREST EXPENSE	11,197	11,377
OTHER EXPENSE, net	(5)	(132)

Income before income taxes	8,374	5,719
PROVISION FOR INCOME TAXES	343	248

NET INCOME	$8,031	$5,471

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

NET SALES	$442,237	$406,233
COST OF GOODS SOLD	299,705	273,157

Gross profit	142,532	133,076

OPERATING EXPENSES:
Selling, delivery, general and administrative expenses (excluding securitization, stock compensation and amortization expense)	94,352	87,900
Securitization expense	867	879
Stock compensation expense	552	308
Amortization expense	3,067	2,475

SELLING, DELIVERY, GENERAL AND ADMINISTRATIVE EXPENSES	98,838	91,562
Special charge	375	3,948

	99,213	95,510

Income from operations	43,319	37,566
INTEREST EXPENSE	33,358	33,796
OTHER INCOME, net	159	265

Income before income taxes	10,120	4,035
PROVISION FOR INCOME TAXES	650	478

NET INCOME	$9,470	$3,557

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2003
(dollars in thousands, except share amounts)
(unaudited)

					Accumulated
	Class A				Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, December 31, 2002	170,700	$2	$179,704	$(90,706)	$(4,440)	$84,560
Issuance of Class A Shares	231	—	300	—	—	300
Repurchase of Class A shares	(25)	—	(25)	—	—	(25)
Comprehensive income:
Net income	—	—	—	9,470	—	9,470
Net fair market value adjustment of derivative instruments, net of tax of $0	—	—	—	—	3,974	3,974

Total comprehensive income	—	—	—	9,470	3,974	13,444

Balance, September 30, 2003	170,906	$2	$179,979	$(81,236)	$(466)	$98,279

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002
(dollars in thousands)
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,470	$3,557
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,577	10,965
Non-cash stock compensation expense	300	225
Amortization of deferred financing costs	2,469	2,533
Write-off of deferred financing costs	29	—
Accretion of discount on notes payable	170	152
Accretion of discount on senior payment-in-kind notes	7,940	6,512
Amortization of gain from sale/leaseback of building	(22)	(32)
Special Charges	375	456
Loss on sale of receivables	308	664
Gain (loss) on disposals of assets	(14)	1
Advances from litigation settlement	6,471	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,492)	528
Retained interest in sold accounts receivable	(16,593)	(12,915)
Sale of accounts receivable	12,900	(4,400)
Inventories	(11,568)	(1,296)
Prepaid expenses and other current assets	187	563
Accounts payable	10,386	8,271
Accrued liabilities and other long-term liabilities	4,086	1,804

Net cash provided by operating activities	36,979	17,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,029)	(10,362)
Proceeds from sales of assets	415	194
Acquisitions	(9,087)	—
Other assets	(3,861)	(2,933)

Net cash used in investing activities	(23,562)	(13,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of capital lease obligations	(58)	(18)
Deferred financing costs	(7)	—
Proceeds from the issuance of common stock	—	1
Repurchase of stock options and common stock	(25)	(124)
Scheduled principal payments on term loans	(4,097)	(4,114)
Additional principal payments on term loans	(1,058)	(684)
Checks drawn in excess of bank balances	(699)	4,686

Net cash used in financing activities	(5,944)	(253)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,473	4,234
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,131	1,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,604	$5,481

The accompanying notes are an integral part of the consolidated financial statements.

ATRIUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002
(dollars in thousands, except share amounts)
(unaudited)

1.	Basis of Presentation

      Atrium Corporation (the “Company”) is engaged in the manufacture and sale of patio doors, windows and various building materials throughout the United States through its wholly-owned subsidiary Atrium Companies, Inc. (“Atrium Companies”).

      The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2003 and 2002, and financial position as of September 30, 2003 and December 31, 2002 have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

      As of September 30, 2003, the Company had several stock-based compensation plans. The Company accounts for these plans under the recognition and measurement principles of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs related to the issuance of stock options is not reflected in the Company’s earnings, as all options granted under those plans had an exercise price equal to or in excess of the estimated market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on the Company’s reported net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” to stock-based compensation plans and warrants.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported	$8,031	$5,471	$9,470	$3,557
Adjustments:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	252	83
Stock-based employee compensation determined under fair value method for all awards, net of related tax effects	(34)	(10)	(35)	(153)

Adjusted net income	$7,997	$5,461	$9,687	$3,487

      The above pro forma disclosures are not representative of pro forma effects for future periods because the determination of the fair value of all options granted excludes an expected volatility factor and additional option grants may be granted.

3.	New Accounting Pronouncement

      During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interests created after that date. For interests in variable interest entities, FIN 46 is expected to become effective on December 31, 2003. The Company is considering the implications of FIN 46, however they do not expect that adoption will have a significant effect on their financial statements.

4.	Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Adoption of SFAS 143 has not had a significant effect on the Company.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. During April of 2003, the Company expensed $29 of deferred financing fees in connection with their 2002 excess cash flow payment (see Note 5). The loss associated with the debt retirement is included in interest expense on the Company’s financial statements.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company.

SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”:

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 became effective prospectively for derivative contracts entered into or modified by the Company after June 30, 2003. Adoption of SFAS 149 has not had a significant impact on the Company.

SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”:

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective provisions of SFAS 150 have not had a significant effect on the Company, the Company does not expect that the deferred provisions will have a significant effect on the Company.

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

FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

      During November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s consolidated financial statements have not been affected as a result of adopting this pronouncement.

5.	Inventories

      Inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method of accounting. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$29,432	$22,047
Work-in process	1,507	1,041
Finished goods	16,285	10,667

	47,224	33,755
LIFO reserve	(167)	(43)

	$47,057	$33,712

6.	Notes Payable

      Notes payable consisted of the following:

	September 30,	December 31,
	2003	2002

Revolving credit facility	$—	$—
Term loan A	2,210	4,660
Term loan B	54,333	55,647
Term loan C	63,302	64,693
Senior subordinated notes	175,000	175,000
Senior payment-in-kind notes	57,383	50,794
Other	676	6

	352,904	350,800
Less:
Unamortized discount on senior subordinated notes	(1,811)	(1,981)
Unamortized discount on senior payment-in-kind notes	(11,064)	(12,415)
Current maturities of long-term debt	(4,609)	(6,524)

Long-term debt	$335,420	$329,880

      The senior subordinated notes (the “Notes”), PIK Notes and credit agreement require the Company to meet certain financial tests pertaining to total leverage, senior leverage, interest coverage, fixed charge coverage and maximum capital expenditures. As of September 30, 2003, the Company was in compliance with all related covenants.

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

      Atrium Companies has an interest rate swap agreement to hedge exposure to interest rate fluctuations. As of September 30, 2003, Atrium Companies had an interest rate swap with a notional amount totaling $100,000. The swap expires in November 2003.

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

      During the first nine months of 2003, the accrued provisions for Wing Industries, Inc. (“Wing”) increased by $13 primarily due to a special charge recorded in the amount of $375 for a legal settlement that was larger than initially anticipated, offset by $362 in legal fees and exit costs related to idle facilities, leaving a remaining accrual of $653 for unpaid liabilities. In the same period, the Company decreased its accrued provisions for the Woodville closing by $142 for a legal settlement and miscellaneous facility closure expenses, reducing the remaining accrual to $90.

9.	Acquisitions

      On January 31, 2003, Atrium Companies, through its newly-formed and wholly-owned subsidiary, MD Casting, Inc. (“MD Casting”), acquired substantially all of the operating assets of Miniature Die Casting of Texas, L.P. for a purchase price of $3,250 in cash, excluding transaction fees of approximately $108, and the assumption of certain liabilities with an additional amount of up to $600 to be paid over three years upon the achievement of certain financial targets. MD Casting is a zinc die cast hardware manufacturer located in Fort Worth, Texas. The Company financed the acquisition through its revolving credit facility.

      The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”). The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired (“goodwill”) was $2,960. The results of MD Casting’s operations were included in the Company’s consolidated financial statements beginning on February 1, 2003. The purchase price allocation is as follows:

Accounts receivable	$181
Inventory	195
Property, plant and equipment, net	929
Goodwill	2,960
Accounts payable	(224)
Accrued liabilities	(283)
Other long-term liabilities	(400)

Total purchase price	$3,358

      On April 1, 2003, Atrium Companies acquired substantially all of the assets of Danvid Window Company (“Danvid”), a wholly-owned subsidiary of American Architectural Products Corporation (“AAPC”), for approximately $5,550 in cash, excluding transaction fees of $179, and the assumption of certain liabilities. The Company financed the acquisition through its revolving credit facility. The assets of Danvid have been acquired out of bankruptcy (with both Danvid and AAPC operating as a debtor-in-possession under Chapter 11) pursuant to an auction sale under Sections 363 and 365 of the Bankruptcy Code. The acquisition of Danvid, an aluminum and vinyl window and door manufacturer, located in Dallas, Texas, further strengthens the Company’s market share in the Southern regions of the United States.

      The acquisition was accounted for in accordance with SFAS 141 and the results of operations were included in the Company’s consolidated financial statements beginning on April 1, 2003. The aggregate purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The excess purchase price over the fair market value of the net assets acquired (“goodwill”) was $1,226. The purchase price allocation is as follows:

Accounts receivable	$3,518
Employee receivables	24
Inventory	1,581
Property, plant and equipment, net	2,226
Other assets, net	1,534
Goodwill	1,226
Accounts payable	(872)
Accrued liabilities	(2,244)
Other long-term liabilities	(1,264)

Total purchase price	$5,729

10.	Subsequent Events

Kenner Transaction

      On October 28, 2003, the Company entered into a definitive agreement providing for the acquisition of the Company by an investor group led by an affiliate of Kenner & Company, Inc. (“Kenner”), a New York-based private investment firm, UBS Capital Americas and certain members of Atrium management. Kenner has received financing commitments from CIBC World Markets and UBS Investment Bank in connection with this transaction.

      Pursuant to the agreement, each outstanding share of the Company’s common stock and each option, with the exception of some shares and options owned by certain members of management (which will be exchanged), will be acquired by KAT Holdings, Inc. (a newly formed affiliate of Kenner & Company), and all outstanding indebtedness (including accrued interest) will continue to be outstanding or refinanced. The transaction, as contemplated, will be in compliance with the 10 1/2% Senior Subordinated Notes (due 2009) indenture. Under the indenture, Atrium Companies is required to make an offer to purchase its 10 1/2% Senior Subordinated Notes and will either commence the offer within 30 days after the closing of the transaction or solicit a consent to leave the 10 1/2% Senior Subordinated Notes outstanding. In connection with the transaction, Atrium Companies also intends on renewing its accounts receivable securitization facility and refinancing its existing senior credit facility with a new senior credit facility arranged by CIBC World Markets and UBS Investment Bank.

      The acquisition is expected to be completed during the fourth quarter of 2003 and is subject to the availability of certain financing, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other conditions.

Aluminum Screen Acquisition

      On October 1, 2003, Atrium Companies acquired substantially all of the assets of Aluminum Screen Manufacturing, Ltd., L.L.P., a Texas registered limited liability partnership and Texas limited partnership, Aluminum Screen Products, Inc., a Nevada corporation and Aztex Screen Products, L.L.C., an Arizona limited liability corporation (collectively, “Aluminum Screen”) for $16.5 million in cash. Aluminum Screen is a screen manufacturer based in Dallas, Texas with additional operations in Houston, Phoenix, Las Vegas and Ciudad Juarez, Mexico. The transaction was effected through the Company’s newly-formed subsidiary, Aluminum Screen Manufacturers, Inc., a Delaware corporation and was funded through a combination of borrowings under the Company’s revolving credit facility and accounts receivable securitization facility.

      The acquisition will be accounted for in accordance with SFAS 141. The aggregate purchase price will be allocated to the underlying assets and liabilities based upon their respective estimated fair market values at the date of acquisition. The results of the acquired business will be included in the Company’s consolidated financial statements beginning on October 1, 2003.

Braverman Settlement

      On October 1, 2003, the state district court in Boulder, Colorado granted final approval of a settlement agreement between Atrium Companies and its subsidiary, formerly known as Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies), and 63 named plaintiffs who claimed to represent a purported class of approximately 4,500 homeowners. The plaintiffs sued Atrium Companies and Champagne, along with three other home builder and home product manufacturer defendants, for claims arising out of Champagne’s sale of its Imperial wood window between 1987 and 1997. Under the terms of the approved settlement, Champagne’s insurance carriers paid approximately $18,450 to Atrium Companies for a settlement that will be used to compensate the approximately 4,500 class members, either through a one-time liquidated payment or through a payment that would be used by class members for the repair and replacement of their windows. In addition, Champagne will offer to sell a fixed number of replacement windows to the class members at a reduced price from Champagne’s retail list price, which will in no event be below Champagne’s cost to manufacture the replacement product. Under the terms of the approved settlement, neither Atrium Companies nor Champagne will pay any cash to the class members and both Atrium Companies and Champagne were released from any liability arising from any claims asserted or that could have been asserted by the plaintiffs in this litigation, including any claims associated with the Imperial window. In addition, as part of the approved settlement, the home builder co-defendant withdrew with prejudice its cross-claim against Champagne.

      As of September 30, 2003, the Company had cash of $6,471 as a result of the receipt of a portion of the settlement from Atrium Companies’ insurance carriers, a receivable in the amount of $11,979 for the portion of the settlement remaining to be funded by Atrium Companies’ insurance carriers, and a liability in the amount of $18,450 for the settlement. On October 25, 2003, the Company paid $18,450 to class members using cash received from Atrium Companies’ insurance carriers.

11.	Atrium Corporation Financial Information

Condensed Balance Sheets

	September 30,	December 31,
	2003	2002

Assets
Investment in subsidiary	$156,486	$134,434
Deferred financing costs, net	3,716	4,109

Total assets	$160,202	$138,543

Liabilities and Stockholders’ Equity
Notes payable	$46,319	$38,379
Common stock subject to mandatory redemption	15,604	15,604
Stockholders’ equity	98,279	84,560

Total liabilities and stockholders’ equity	$160,202	$138,543

Condensed Statements of Operations

	Three months ended
	September 30,

	2003	2002

Equity in undistributed income of subsidiary	$10,899	$7,947
Operating Expenses	—	12
Interest expense	2,868	2,464

Net income	$8,031	$5,471

Condensed Statements of Operations

	Nine months ended
	September 30,

	2003	2002

Equity in undistributed income of subsidiary	$17,803	$10,482
Operating expenses	—	12
Interest expense	8,333	6,913

Net income	$9,470	$3,557

Condensed Statements of Cash Flows

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$9,470	$3,557
Equity in undistributed income of subsidiary	(17,803)	(10,482)
Accretion of senior payment-in-kind notes	7,940	6,512
Amortization of deferred financing costs	393	393
Changes in assets and liabilities	—	(25)

Net cash used in operating activities	—	(45)

Cash flows from investing activities:
Cash received from subsidiary	25	168

Net cash provided by investing activities	25	168

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	1
Repurchase of stock options and common stock	(25)	(124)

Net cash used in financing activities	(25)	(123)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

      The operations of the Company are cyclical in nature and generally result in increases during the peak building season which coincides with the second and third quarters of the year. Accordingly, results of operations for the third quarter and first nine months of 2003 are not necessarily indicative of results expected for the full year.

      The operations of MD Casting and Danvid (“2003 acquisitions”) are included since their date of acquisition, January 31, 2003 and April 1, 2003, respectively.

      Net Sales. Net sales increased by $22,110 from $144,763 during the third quarter of 2002 to $166,873 during the third quarter of 2003. The increase in net sales was primarily the result of the 2003 acquisitions, sales growth at the Company’s vinyl and aluminum window fabrication and aluminum extrusion operations. Net sales from the 2003 acquisitions were $13,111 during the third quarter. Net sales at the Company’s vinyl window operations increased $3,557, or 4.5%, from the prior year as a result of increased volume with new and existing customers. This increase occurred despite Lowe’s Companies, Inc. (“Lowe’s”) shifting certain volume to a competitor. Net sales at the Company’s aluminum window operations increased $2,677, or 5.7%, over the prior year primarily due to increased volume with existing customers. Net sales at the Company’s aluminum extrusion operation increased $1,475, or 13.3%, over the prior year due to increased volume with new and existing customers.

      Net sales increased by $36,004 from $406,233 during the first nine months of 2002 to $442,237 during the first nine months of 2003. The increase in net sales was primarily the result of the 2003 acquisitions and sales growth at the Company’s aluminum window fabrication and aluminum extrusion operations. Net sales from the 2003 acquisitions were $27,586 for the first nine months of 2003. The Company also experienced increases of $5,922, or 4.4%, over the prior year from its aluminum window operations due to increased unit volume with the Company’s existing customers. Net sales at the Company’s aluminum extrusion operation increased $4,602, or 14.9%, over the prior year due to increased volume with new and existing customers. Net sales at the Company’s vinyl window operations decreased $917, or .4%, from the prior year as a result of lower volume in the East related to Lowe’s shifting certain volume to a competitor, offset by an increase in volume with new and existing customers.

      Cost of Goods Sold. Cost of goods sold increased from 66.3% of net sales during the third quarter of 2002 to 67.1% of net sales during the third quarter of 2003 and increased from 67.2% of net sales during the first nine months of 2002 to 67.8% of net sales during the first nine months of 2003. Material cost of goods sold increased from 39.0% of net sales during the third quarter of 2002 to 39.1% of net sales during the third quarter of 2003 and decreased from 40.0% of net sales during the first nine months of 2002 to 39.5% of net sales during the first nine months of 2003. The increase in material costs, as a percentage of net sales, during the third quarter of 2003 is primarily related to a rise in the cost of vinyl resins and aluminum, offset by a decrease in material costs as a result various cost saving initiatives, leveraging the Company’s increased purchasing power and additional vertical integration. Material costs decreased, as a percentage of net sales, during the first nine months of 2003 due to the Company’s various cost saving initiatives, which were partially offset by an increase in the cost of vinyl resins. Direct manufacturing expenses increased from 27.3% of net sales during the third quarter of 2002 to 28.0% of net sales during the third quarter of 2003 and increased from 27.3% of net sales during the first nine months of 2002 to 28.3% of net sales for the first nine months of 2003. The increase in direct manufacturing expenses during the third quarter and first nine months of 2003 was primarily caused by higher insurance, property taxes and labor costs.

      Overall, changes in the cost of goods sold as a percentage of net sales for one period as compared to another period may reflect a number of factors, including changes in the relative mix of products sold and the effects of changes in sales prices, material costs and changes in productivity levels.

      Selling, Delivery, General and Administrative Expenses. Selling, delivery, general and administrative expenses (“SG&A”) increased $3,148 from $30,313 (20.9% of net sales during the third quarter of 2002) to $33,461 (20.1% of net sales during the third quarter of 2003). SG&A for the 2003 acquisitions were $2,830 during the third quarter. SG&A, excluding the 2003 acquisitions, increased $318 from $30,313 during the third quarter of 2002 to $30,631 during the third quarter of 2003. General and administrative expenses, excluding the 2003 acquisitions, decreased $111 from $11,836 during the third quarter of 2002 to $11,725 during the third quarter of 2003 due to the Company’s ability to manage its overhead more efficiently and the closure of the Company’s Kel-Star facility. The improvement to general and administrative expenses, was partially offset by higher insurance premiums and increases in salary expense. Delivery expenses, excluding the 2003 acquisitions, decreased from 6.6% of net sales during the third quarter of 2002 to 6.1% of net sales during the third quarter of 2003. The Company experienced a decrease in delivery expenses as a result of the use of a new, lower cost distribution channel for a portion of the Company’s home center deliveries and a decrease in its leased transportation costs, primarily as a result of a favorable contract renewal. The decrease in delivery expenses was partially offset by an increase in fuel costs. Selling expenses, excluding the 2003 acquisitions, were flat to prior year at 6.2% of net sales. Selling expenses are primarily variable in nature as a significant portion of these expenses represent commissions.

      SG&A increased by $6,452 from $87,900 (21.6% of net sales during the first nine months of 2002) to $94,352 (21.3% of net sales during the first nine months of 2003). SG&A for the 2003 acquisitions were $5,438 during the first nine months of 2003. SG&A, excluding the 2003 acquisitions, increased $995 from $87,900 during the first nine months of 2002 to $88,895 during the first nine months of 2003. General and administrative expenses, excluding the 2003 acquisitions, increased $442 from $34,917 during the first nine months of 2002 to $35,359 during the first nine months of 2003, largely as a result of higher insurance costs and increases in salary expense, offset by the Company’s ability to manage its overhead more efficiently and the closure of the Company’s Kel-Star facility. Delivery expenses, excluding the 2003 acquisitions, decreased from 6.5% of net sales during the first nine months of 2002 to 6.4% of net sales during the first nine months of 2003. The Company experienced a decrease in delivery expenses as a result of the use of a new, lower cost distribution channel for a portion of the Company’s home center deliveries and a decrease in its leased transportation costs primarily as a result of a favorable contract renewal. The decrease in delivery expenses was partially offset by an increase in fuel costs. Selling expenses, excluding the 2003 acquisitions, decreased as a percentage of net sales from 6.6% of net sales during the first nine months of 2002 to 6.5% of net sales during the first nine months of 2003. The decrease as a percentage of net sales resulted from modifications to the Company’s commission structure. Selling expenses are primarily variable in nature as a significant portion of these expenses represent commissions.

      Securitization Expense. Securitization expense increased $30 from $325 in the third quarter of 2002 to $355 in the third quarter of 2003 and decreased $12 from $879 during the first nine months of 2002 to $867 during the first nine months of 2003. Securitization expense incurred by the Company represents the losses on the sales of the Company’s accounts receivable, which includes both the interest expense and commitment fee components of the transaction.

      Stock Compensation Expense. Stock compensation expense increased $25 from $75 during the third quarter of 2002 to $100 during the third quarter of 2003 and increased $244 from $308 during the first nine months of 2002 to $552 during the first nine months of 2003. Stock compensation expense for the third quarter of 2003 and 2002 included payments of $100 and $75, respectively, for services rendered, in the form of the Company’s common stock to the Company’s equity sponsor, Ardshiel, Inc. Stock compensation for the first nine months of 2003 and 2002 included $252 and $83, respectively, for the repurchase of stock options from current and former employees and payments of $300 and $225, respectively, for services rendered, in the form of the Company’s common stock to Ardshiel, Inc.

      Amortization Expense. Amortization expense increased $247 from $845 during the third quarter of 2002 to $1,092 during the third quarter of 2003 and increased $592 from $2,475 during the first nine months of 2002 to $3,067 during the first nine months of 2003. Amortization expense increased during the third quarter and first nine months of 2003, primarily due to increased amortization on software implementation costs.

      Special Charge. During the second quarter of 2002, the Company recorded a special charge in the amount of $3,948 for liabilities associated with the divestiture of the assets of Wing. The majority of the special charge is attributable to $2,859 of exit costs incurred by the Company on the remaining lease obligations at Wing’s former facilities. The special charge also included $1,089 for litigation expenses. During the third quarter of 2003, the Company recorded a special charge in the amount of $375 for a legal settlement related to the divestiture of Wing that was higher than initially anticipated. As of September 2003, the Company still has an accrual of $653 for unpaid liabilities related to the Wing special charge.

      Interest Expense. Interest expense decreased $180 from $11,377 during the third quarter of 2002 to $11,197 during the third quarter of 2003 and decreased $438 from $33,796 during the first nine months of 2002 to $33,358 during the first nine months of 2003. The decrease was due to reduced debt levels and a decrease in the Company’s weighted-average interest rate, as a result of the expiration of one of its interest rate swap agreements in December of 2002. The decrease was partially offset by an interest rate increase on the Company’s PIK Notes from 15% to 17% in April 2002 (see Note 6).

Liquidity and Capital Resources

      Cash generated from operations, availability under Atrium Companies’ revolving credit facility and availability under Atrium Companies’ accounts receivable securitization facility are the Company’s principal sources of liquidity. During the first nine months of 2003, cash was primarily used for capital expenditures and for the acquisitions of Danvid and MD Casting. Net cash provided by operating activities was $36,979 during the first nine months of 2003 compared to $17,588 during the first nine months of 2002. Approximately $6,471 of the increase in cash provided by operating activities is due to cash received for the Braverman settlement (see Note 10). The increase in cash provided by operating activities also includes amounts borrowed against Atrium Companies’ accounts receivable securitization facility, offset by a decrease in cash provided by changes in working capital. Net cash used in investing activities during the first nine months of 2003 was $23,562 compared to $13,101 during the first nine months of 2002. The increase in cash used in investing activities was primarily due to the acquisition of Danvid and MD Casting during 2003. Cash used in financing activities during the first nine months of 2003 was $5,944 compared to $253 during the first nine months of 2002. The increase in cash used in financing activities was primarily due to a decrease in checks drawn in excess of bank balances and additional principal payments on Atrium Companies’ term loans.

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

Other Capital Resources

      Atrium Companies’ credit agreement, as amended, provides for a revolving credit facility in the amount of $47,000, which includes a $10,000 letter of credit sub-facility. The revolving credit facility has a maturity date of June 30, 2004. The Company will either renew the existing revolving credit facility or negotiate a new facility in connection with the transaction noted in Note 10 — Subsequent Events. Additionally, Atrium Companies has an accounts receivable securitization facility, which can make additional funds available to the Company subject to certain borrowing base levels. On July 3, 2003, the receivables purchase agreement was amended, at the Company’s discretion, to increase the size of the accounts receivable securitization facility from $42,000 to $50,000.

      At September 30, 2003, the Company had $42,912 of availability under the revolving credit facility, net of outstanding letters of credit totaling $4,088. As of October 27, 2003, the Company had cash of $1,646 and $36,184 of availability under the revolving credit facility, net of borrowings of $6,000 and outstanding letters of credit totaling $4,816. As of September 30, 2003, the Company had $9,000 of availability under the accounts receivable securitization facility and an additional $7,800 currently unavailable due to borrowing base limitations, net of securitizations of $33,200. As of October 27, 2003, the Company had $1,000 of availability under the accounts receivable securitization facility and an additional $7,000 currently unavailable due to borrowing base limitations, net of securitizations of $42,000.

Capital Expenditures

      The Company had cash capital expenditures (net of proceeds from sales) of $10,614 during the nine months of 2003 ($3,186 during the third quarter of 2003) compared to $10,168 during the first nine months of 2002 ($3,720 during the third quarter of 2002). Capital expenditures during these periods were a result of the Company’s effort to increase plant capacity and to increase efficiency through automation at its various manufacturing facilities. The Company expects capital expenditures (exclusive of acquisitions) in 2003 to be approximately $15,000, however, actual capital requirements may change based on management and strategic decisions.

      The Company’s ability to meet debt service, working capital obligations and capital expenditure requirements is dependent upon the Company’s future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company’s control.

New Accounting Pronouncement

      During January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides guidance for companies having ownership of variable interest entities, typically referred to as special purpose entities, in determining whether to consolidate such variable interest entities. FIN 46 has immediate applicability for variable interest entities created after January 31, 2003 or interest in variable interests created after that date. For interests in variable interest entities, FIN 46 is expected to become effective on December 31, 2003. The Company is considering the implications of FIN 46, however they do not expect that adoption will have a significant effect on their financial statements.

Adoption of New Accounting Pronouncements

SFAS No. 143 — “Accounting for Asset Retirement Obligations”:

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under SFAS 143, the fair value of a liability for an asset retirement obligation covered under the scope of SFAS 143 would be recognized in the period in which the liability is incurred, with an offsetting increase in the carrying amount of the related long-lived asset. Adoption of SFAS 143 has not had a significant effect on the Company.

SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”:

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 was adopted by the Company on January 1, 2003. During April of 2003, the Company expensed $29 of deferred financing fees in connection with their 2002 excess cash flow payment (see Note 5). The loss associated with the debt retirement is included in interest expense on the Company’s financial statements.

SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”:

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a significant effect on the Company.

SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”:

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies the accounting and reporting for derivative contracts, including hedging instruments. The amendments and clarifications under SFAS 149 generally serve to codify the conclusions reached by the Derivative Implementation Group, to incorporate other FASB projects on financial instruments, and to clarify other implementation issues. SFAS 149 became effective prospectively for derivative contracts entered into or modified by the Company after June 30, 2003. Adoption of SFAS 149 has not had a significant impact on the Company.

SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”:

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. On October 29, 2003, the FASB deferred the provisions of paragraphs 9 and 10 and related guidance in the appendices of this pronouncement as they apply to mandatorily redeemable noncontrolling interests. Adoption of the effective provisions of SFAS 150 have not had a significant effect on the Company, the Company does not expect that the deferred provisions will have a significant effect on the Company.

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

FIN No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others”:

      During November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 generally requires a guarantor to recognize a liability for obligations arising from guarantees. FIN 45 also requires new disclosures for guarantees meeting certain criteria outlined in the pronouncement. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The Company’s consolidated financial statements have not been affected as a result of adopting this pronouncement.

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

      On November 1, 2000, Atrium Companies entered into a $100,000 interest rate swap agreement to limit the effect of changes in interest rates on long-term borrowings. Under the agreement, the Company pays interest at a fixed rate of 6.66% on the notional amount and receives interest therein at the three-month LIBOR on a quarterly basis. This swap expires in November 2003. The fair value of this swap is a liability of $507, which is included in accrued liabilities.

      There have not been any material changes in the Company’s market risk during the nine months ended September 30, 2003. For additional information related to various market risks refer to Section 7A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

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

      On October 1, 2003, the state district court in Boulder, Colorado granted final approval of a settlement agreement between Atrium Companies and its subsidiary, formerly known as Champagne Industries, Inc. (“Champagne,” renamed Atrium Door and Window Company of the Rockies), and 63 named plaintiffs who claimed to represent a purported class of approximately 4,500 homeowners. The plaintiffs sued Atrium Companies and Champagne, along with three other home builder and home product manufacturer defendants, for claims arising out of Champagne’s sale of its Imperial wood window between 1987 and 1997. Under the terms of the approved settlement, Champagne’s insurance carriers paid approximately $18,450 to Atrium Companies for a settlement that will be used to compensate the approximately 4,500 class members, either through a one-time liquidated payment or through a payment that would be used by class members for the repair and replacement of their windows. In addition, Champagne will offer to sell a fixed number of replacement windows to the class members at a reduced price from Champagne’s retail list price, which will in no event be below Champagne’s cost to manufacture the replacement product. Under the terms of the approved settlement, neither Atrium Companies nor Champagne will pay any cash to the class members and both Atrium Companies and Champagne were released from any liability arising from any claims asserted or that could have been asserted by the plaintiffs in this litigation, including any claims associated with the Imperial window. In addition, as part of the approved settlement, the home builder co-defendant withdrew with prejudice its cross-claim against Champagne.

      As of September 30, 2003, the Company had cash of $6,471 as a result of the receipt of a portion of the settlement from Atrium Companies’ insurance carriers, a receivable in the amount of $11,979 for the portion of the settlement remaining to be funded by Atrium Companies’ insurance carriers, and a liability in the amount of $18,450 for the settlement. On October 25, 2003, the Company paid $18,450 to class members using cash received from Atrium Companies’ insurance carriers.

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

Date: November 3, 2003

By:	/s/ ERIC W. LONG

Eric W. Long
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 3, 2003

ATRIUM CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to 17 CFR 240.13a-14, promulgated under the Sarbanes-Oxley Act of 2002.

E-1